Form 10-Q
period 2009-06-30
Green Star Alternative Energy Inc.
filed 2009-08-13
CIK 1462013

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________to_______________________________

Commission File Number:  000-53627

Green Star Alternative Energy, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	88-0492010
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1660 Hotel Circle North, Suite 207, San Diego, CA 92108-2808
(Address of principal executive offices - Zip Code)

(619) 497-2555
(Registrant's telephone number, including area code)

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  [X]    No  [  ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes  [  ]    No  [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Yes  [X]    No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On June 30, 2009, 26,250,000 shares of the issuer's common stock were outstanding.

Part I  Financial Information

Greenstar Alternative Energy, Inc. FKA R&R Travel, Inc. (A Development Stage Company) Balance Sheets

	As of June 30, 2009	As of December 31, 2008
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$307	$3,310
Total Current Assets	307	3,310

Total Assets	307	3,310

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
Accrued Expenses	8,579	2,555
Current Liabilities
Accounts payable	12,960	2,775
Loan from director	109,975	51,975
Other loan payable	94,063	94,063

Total Liabilities	225,577	151,368

Stockholders' Equity
200,000,000 shares Common Stock Authorized at $0.001/par value 26,250,000 shares issued and outstanding at December 31, 2008	$26,250	$26,250
Additional Paid-in Capital	33,500	33,500
Deficit accumulated during the development stage	(285,020)	(207,808)

Total Stockholders' Equity	(225,270)	(148,058)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$307	$3,310

The accompanying notes are an integral part of these financial statements.

Greenstar Alternative Energy, Inc. FKA R&R Travel, Inc. (A Development Stage Company) Statements of Operations (unaudited)

	Three Months Ending		Six Months Ending		From Inception of the Development Stage January 1, 2007 Through June 30, 2009

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUES
Revenues	$-	$-	$-	$-	$-
Total Revenues	$-	$-	$-	$-	$-

Operating Expense
Administrative Expense	$37,225	$-	$71,189	$22,065	$271,261
Interest Expense	$3,270	$-	$6,023	$-	$8,579

Provision for Income Tax	-	-	-	-	-

Net (Loss)	$(40,495)	$-	$(77,212)	$(22,065)	$(279,840)

Basic earnings per share	$(0.01)	$-	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	26,250,000	16,250,000	26,250,000	16,250,000	26,250,000

The accompanying notes are an integral part of these financial statements.

Greenstar Alternative Energy, Inc. FKA R&R Travel, Inc. (A Development Stage Company) Statements of Stockholders' Equity (unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital		Deficit Accumulated During the Development Stage	Total

Balance at December 31, 2006	16,250,000	$16,250	$(6,250)		$(5,180)	$4,820
June 30, 2007 adjustment against APIC			(250)			(250)
Net (loss) for year ended Dec.31,2007					(4,570)	(4,570)
Balance at December 31, 2007	16,250,000	$16,250	$(6,500)		$(9,750)	$-
Stock bought for cash May 9, 2008at $0.005 per share	10,000,000	$10,000	$40,000	$		$50,000
There was 5 to 1 forward stock split in August of 2008 with no change in the par value of said stock
Net (loss) year ending December 31, 2008					(198,058)	(198,058)
Balance December 31, 2008	26,250,000	$26,250	$33,500		$(207,808)	$(148,058)
Net(loss) June 30, 2009					(77,212)	(77,212)

Balance June 30, 2009	26,250,000	$26,250	$33,500		$(285,020)	$(225,270)

The accompanying notes are an integral part of these financial statements.

Greenstar Alternative Energy, Inc. FKA R&R Travel, Inc. (A Development Stage Company) Statements of Cash Flows (unaudited)

			From Inception of the Development stage January 1, 2007- March 31, 2009

	Six Months Ended

	June 30,2009	June 30,2008

Operating Activities
Net income(Loss)	$(77,211)	$(22,065)	$(279,840)
Adjustments to reconcile net income to net cash provided by operations:
Accounts receivable related party	$-	$-	$250
Acrued expenses	$-	$-	$(2,118)

Net Income(loss) from Continuing Operations	$(77,211)	$(22,065)	$(281,708)

Change in Assets and Liabilities
Increase (decrease) in accounts payable	$10,185	$-	$12,960
Increase (decrease) in accrued expenses	$6,023	$-	$8,579

Net Cash Provided(used) by Continuing Operating Activities	$(61,003)	$(22,065)	$(260,169)

Financing Activities
Cash received from notes payable	$-	$-	$94,063
Cash paid for capital leasees	$-	$-	$-
Cash paid for notes payable-related party	$58,000	$-	$109,975
Cash received from issuance of stock	$-	$50,000	$49,750

Net Cash Provided(used) by Financing Activities	$58,000	$50,000	$253,788

Increase(decrease) in cash from continuing operations	$(3,003)	$27,935	$(6,381)
Cash and cash equivalents at beginning of period	$3,310	$-	$6,688

Cash and Cash Equivalents at End of Period	$307	$27,935	$307

Cash Paid for Interest	$-	$-	$-

Cash Paid for Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Greenstar Alternative Energy, Inc.
FKA R&R Travel, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2009

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Greenstar Alternative Energy, Inc. (the Company) Formerly Known as R&R Travel Inc. was incorporated under the laws of the State of Nevada on March 2, 2001 and originally in the travel business, where the Company provided travel packages to financial services professionals in connection with seminars and other professional education events.

On June 6, 2008, The Company, by amendment to its articles of incorporation, changed its name to Greenstar Alternative Energy, Inc. and changed it business operations to become a provider of clean restorative and profitable energy from wind, water and sunlight; whereas the world's current method of supplying the majority of its energy needs is with fossil fuels.

The Company has minimal operations at this time and is considered a development stage company.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting and have been prepared in accordance with accounting principles generally accepted in the United State. The Company has elected a December 31, year-end.

b.  Basic and Diluted Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective February 12, 2007.

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

c.  Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At June 30, 2009, the Company did not have any cash equivalents.

d.  Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Greenstar Alternative Energy, Inc.
FKA R&R Travel, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2009

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Income Taxes

Deferred income taxes are reported for timing differences between items of income and expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS 109, "ACCOUNTING FOR INCOME TAXES," which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss and credit carry-forwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

f.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. This cash is on deposit with a large federally insured bank. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

g.  Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

Greenstar Alternative Energy, Inc.
FKA R&R Travel, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2009

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.  Recent Accounting Pronouncements (Continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.

The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling hat choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 31, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements. interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company adopted this Statement beginning March 31, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Greenstar Alternative Energy, Inc.
FKA R&R Travel, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2009

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.  Recent Accounting Pronouncements (Continued)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements.  The Company adopted this statement beginning March 31, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No.157 Fair Value Measurements. The Company adopted SFAS No.159 beginning March 31, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3.  GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company operated as R&R Travel from inception (March 2, 2001) until June 6, 2008 when The Company voted to change it's name to Greenstar Alternative Energy Inc. and modified it's business plan to operate as a provider of clean energy. The deficit accumulated during the development stage as of June 30, 2009 is $279,840. Available cash at June 30, 2009 is $307.

The future of this Company is dependent upon its ability to obtain financing and upon profitable operations from the development of its business opportunities.

Greenstar Alternative Energy, Inc.
FKA R&R Travel, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2009

NOTE 4.  INCOME TAXES

The company has incurred operating losses of $279,840, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

Details of deferred tax assets are as follows;

As of June 30, 2009

Deferred tax assets:
Net operating loss (from inception to June 30, 2009)	$279,840
Statutory tax rate(combined federal and state)	34%

Deferred tax assets	$95,146
Valuation allowance	$(95,146)

Net deferred tax assets	$-0-

The potential future tax benefits of these losses have not been recognized in these financial statements due to the uncertainty of their utilization. When the future utilization of some portion of the carry-forwards is determined not to be "more likely than not" a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 5.  STOCKHOLDERS' EQUITY

On June 6, 2008, the Company voted, to amend its Articles of Incorporation to increase the total number of authorized shares of common stock at par value of $0.001 to 200,000,000 (two hundred million). Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights and are entitled to share rateably in dividends, if any. In the event of a liquidation, dissolution or winding up the Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.

All outstanding shares of common stock are fully paid and non-assessable. Holders of common stock have no pre emptive rights to purchase our common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

In the fourth quarter of 2001, the Company issued 12,500,000 shares of its par value common stock to various officers and consultants for services rendered to the Company.

In the fourth quarter of 2001, the Company issued an offering of 3,750,000 shares of its par value common stock to various shareholders in exchange for cash proceeds realized in the amount of $7,500.

In the second quarter of 2008, the Company issued 10,000,000 shares of common stock at a price of $0.005 per share to its new CFO/Director for a total cash consideration of $50,000.

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2009:

●	Common stock, $ 0.005 par value: 200,000,000 authorized 26,250,000 shares issued and outstanding at May 9, 2008.

On June 6, 2008, the Company voted, via amendment to their Articles of Incorporation, to approve a forward share split of the Corporation's outstanding and issued shares of common stock of five (5) shares for each one (1) issued by the Corporation. The registration of this stock took place in the month of August 2008 and the official shareholders' list now reflects a total of 26,250,000 shares issued and outstanding as of June 30, 2009.

Greenstar Alternative Energy, Inc.
FKA R&R Travel, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2009

NOTE 6.  LOANS PAYABLE

The Company issued an unsecured Promissory Note dated August 30, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is August 30, 2009. On December 15, 2008, the Company repaid $13,025.The total accrued interest as of June 30, 2009 is $679.

The Company issued a secured Promissory Note to Seal Commercial S.A. dated September 25, 2008 (the "Note") in connection with the purchase of Wind Sensors which act as "collateral" for the said loan. The loan is for $94,087 and the terms and conditions of such Note allow for prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is September 25, 2009. The total accrued interest as of June 30, 2008 is $5,015.

The Company issued an unsecured Promissory Note dated November 10, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $15,000 working capital loan to the Corporation. The terms and conditions of such note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is November 10, 2009. The total accrued interest as of June 30, 2008 is $669.

The Company issued an unsecured Promissory Note dated November 25, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $30,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is November 25, 2009.The total accrued interest as of June 30, 2009 is $1,259.

The Company issued an unsecured Promissory Note dated February 12, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with an $8,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the repayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is February 12, 2010. The total accrued interest as of June 30, 2009 is $212.

The Company issued an unsecured Promissory note dated February 17, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $5,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the repayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is February 17, 2010. The total accrued interest as of June 30, 2009 is $127.

The Company issued an unsecured Promissory Note dated March 6, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $25,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the repayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is March 6, 2010. The total accrued interest as of June 30, 2009 is $556.

The Company issued a n unsecured Promissory Note dated May 15, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the repayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is May 15, 2010. The total accrued interest as of June 30, 2009 is $61.

The Company has an account payable of $12,960 as of June 30, 2009.

Greenstar Alternative Energy, Inc.
FKA R&R Travel, Inc.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2009

NOTE 7.  RELATED PARTY TRANSACTIONS

The Company currently maintains an office at 1660 Hotel Circle North, Suite 207, San Diego, California 92108 under an oral agreement and at no cost, with our corporate counsel. Our telephone number is 866-955-4723. We do not own or maintain any other offices or real estate.

On April 1, 2008, the Company entered into an employment agreement with Jesse M. De Castro. Under the terms of the agreement, the Company agreed to pay Mr. De Castro a monthly salary of $2,000 per month for the months of April through August 2008 and the sum of $3,500 per month for each month thereafter. The agreement may be terminated, by either party for "cause" and in the event of termination Mr. De Castro is entitled to severance pay equal to 90 days of salary.

On December 12, 2008, the Company entered into a joint venture agreement with two companies domiciled in the Republic of Serbia, namely NOTOS and SIRIUS REGULUS (the parties).

Green Star Alternative Energy (GSAE) and the parties seek to form a joint venture for the planned operation of a wind energy project at the BELO BLATO wind farm situated in the Republic of Serbia. They also intend to form an entity domiciled in the NETHERLANDS and in so doing, all of the assets, liabilities and business operations conducted in accordance with this Agreement will be transferred to and acquired by this company and each of the parties will acquire an equity interest. GSAE will own 51% of the voting stock and NOTOS and SIRIUS REGULUS will own 49% of the voting stock jointly. GSAE, NOTOS and SIRIUS REGULUS will be the sole stockholders in this company. At June 30, 2009, there has been no further action regarding this proposal.

NOTE 8.  ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of June 30, 2009.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES.  MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING,  BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS.  NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR GREEN STAR ALTERNATIVE ENERGY, INC., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, "RISK FACTORS" AND THE RISKS ASSOCIATED WITH A SMALL COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

As used herein, the term "the Company," "we," "us," and "our" refer to Green Star Alternative Energy, Inc., a Nevada corporation unless otherwise noted.

Item 2.  Plan of Operation.

Critical Accounting Policies and Estimates.

Our Plan of Operations section discusses our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Corporate Background

Green Star Alternative Energy, Inc., a Nevada corporation (the "Company") was incorporated in the state of Nevada on March 2, 2001 under the name R & R Travel, Inc. At that time our management approved a conceptual business plan of providing a professional organization that offered travel and educational seminars and workshops for its clients. After the remarkable changes in the business climate that occurred on September 11, 2001, management suspended some of these efforts and waited to observe the effects on the travel industry.

Later and with the unsettling events that followed and the commencement of the Iraq War in March 2003, management changed our strategy but in 2003 and 2004 the Company continued to market our travel and educational seminars and workshops. At the time management reviewed the curriculum offerings and travel options relevant for more targeted market segments.

The change in our corporate strategy was the result of a re-evaluation of the opportunities that the Company had in the educational seminars and workshops industry and the belief that better opportunities could be found in the wind power industry. Our website is: www.greenstarae.com.

Our Current Plan of Operation and Reassessment and New Business

In 2005 and 2006 we generated revenues from our seminars and workshops however in 2007, our management reassessed their business plans and in May 2008 we changed our corporate focus and elected new officers and directors with the result that we abandoned the business of offering travel and educational seminars and workshops.

On July 3, 2008 and due to the efforts of our new management, our stockholders approved an amendment to our Articles of Incorporation so that, as amended, we changed our corporate name to Green Star Alternative Energy, Inc. and increased the authorized common stock to 200,000,000 shares via a five for one forward split of our Common Stock.

Our new management has been focusing on opportunities that may allow us to participate in clean, environmentally friendly energy generation projects. As a result and to the extent that our limited managerial and financial resources allow, we are focused on participating in one or more smaller wind energy generation projects via participation in joint ventures, partnerships, and other agreements either as a joint venture partner, general partner, or, if the project is not beyond our financial capacity and can be structured so as to allow us to participate as a co-owner, we may become a co-owner of a smaller, limited scale project.

In all of these pursuits, our strategy is to participate, on a selective basis consistent with our limited managerial and financial resources, in projects that may offer significant commercial opportunities in the clean, environmentally-friendly energy generation segment.

To that end, we have entered into a joint venture with Notos d.o.o., a corporation domiciled in the Republic of Serbia ("Notos") and with Sirius Regulus, d.o.o., a corporation also domiciled in the Republic of Serbia ("Sirius") (the "Serbian Joint Venture"). The Serbian Joint Venture is focused on generating electricity from wind-power at a wind farm located at the Belo Blato Wind Energy Project in the province of Vojvodina in the Republic of Serbia. To the extent that market conditions allow, we intend to raise the capital necessary to construct the Belo Blato wind farm and fulfill the financial requirements for the project, while Notos d.o.o. will provide the licensing, construction, and managerial expertise. The joint venture calls for Green Star to recoup all capital expenditures associated with the development before any profit sharing can take place.

Our review of the business and political environment of the Republic of Serbia has provided us with a strong incentive to implement this project.

Management Discussion and Analysis of Operations

First Six Months Ending June 30, 2009 versus First Six Months Ending June 30, 2008

During the first six months ending June 30, 2009 (the "First Six Months 2009"), we recorded $0 as Revenues. This compares to the first six months ending June 30, 2008 (the "First Six Months 2008") when we also recorded $0 as Revenues.

While we did not record any revenues during either of these periods and we have remained a "start-up" company throughout our corporate history, we did record $71,189 in Administrative Expense during the First Six Months 2009 compared to $22,065 in Administrative Expense during the First Six Months 2008. The increased Administrative Expense that we incurred during the First Six Months 2009 resulted from the intense efforts that our management took in implementing our strategies and the plans we have made for our planned operations in the Republic of Serbia. These Administrative Costs included salary expenses, travel, telephone, office expense, meeting expenses, legal and accounting fees, filing fees with Pink Sheets, and similar related expenses.

We also incurred Interest Expense of $6,023 during the First Six Months 2009 compared to $0 in the First Six Months 2008. The increased Interest Expense represented the interest we incurred on $109,975 in loans we received from Jesse M. De Castro, our Chief Financial Officer, Secretary, and Director and interest we incurred on $94,063 in loans we obtained in connection with our purchase of certain Wind Sensors. By comparison, we had no Interest Expense during the First Six Months 2008.

As a result, we recorded a Net Loss of $77,212 for the First Six Months 2009 compared to a Net Loss of $22,.065 during the First Six Months 2008. This resulted in a Net Loss per share (basic) of ($0.01) during the First Six Months 2009 compared to a Net Loss per share (basic) of ($0.01) for the First Six Months 2008.

Three Months Ending June 30, 2009 versus Three Months Ending June 30, 2008

For the three months ending June 30, 2009 ("Second Quarter 2009"), we recorded $0 as Revenues which represents the same $0 amount recorded for Revenues for the three months ending June 30, 2008 ("Second Quarter 2008").

During the Second Quarter 2009, we recorded $37,225 in Administrative Expense compared to $0 in Administrative Expense during the Second Quarter 2008. The dramatic increase in Administrative Expense reflected the intense efforts that our management took in implementing our strategies and the plans we have made for our planned operations in the Republic of Serbia. These Administrative Costs included salary expenses, travel, telephone, office expense, meeting expenses, legal and accounting fees, filing fees with Pink Sheets, and similar related expenses.

We also incurred Interest Expense of $3,270 during the Second Quarter 2009 compared to $0 in the Second Quarter 2008. The increased Interest Expense represented the interest we incurred on $109,975 in loans we received from Jesse M. De Castro, our Chief Financial Officer, Secretary, and Director and interest we incurred on $94,063 in loans we obtained in connection with our purchase of certain Wind Sensors. By comparison, we had no Interest Expense during the Second Quarter 2008.

As a result, we recorded a Net Loss of $40,495 for the First Second Quarter 2009 compared to a Net Loss of $0 during the Second Quarter 2008. This resulted in a Net Loss per share (basic) of ($0.01) during the Second Quarter 2009 compared to a Net Loss per share (basic) of $0.0 for the Second Quarter 2008.

Liquidity and Capital Resources

We have very limited liquidity and we have not received any commitment from any source of capital that will allow us to meet our capital requirements which are currently estimate3d at $7,200,000. On a going-forward basis, we anticipate that we may need $100,000 to $150,000 or more annually merely to maintain our corporate existence and pay the expenses and costs that we likely will incur to ensure that we can remain a corporate enterprise with all of our attendant responsibilities, filings, and associated documentation. For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited funds that we have received from our Chief Financial Officer, Jesse M. De Castro, there can be no assurance that we will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our operations and our securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected.  No attempt has been made to rank these risks in the order of their likelihood or potential harm.  In addition to those general risks enumerated elsewhere in this Form 10-Q, any purchaser of our common stock should also consider the following risk factors:

Risks Related to the Company's Operations

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $77.212 in net losses during the six months ending June 30, 2009 and $279,840 in cumulative net losses from inception to June 30, 2009. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the Serbian Joint Venture, administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expense and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

All of our assets are and will likely be in Serbia; Serbia is not a member of the European Union and as a result the ability of any stockholder to enforce rights under Nevada Law, the law of our domicile, may be limited.

If we are successful in raising additional capital and in implementing our strategy, all of our assets and operations will be located in the Republic of Serbia and we will be subject to the laws, political environment, and other risks and uncertainties of the laws of Serbia. Serbia is not and likely will not be a member of the European Union in the near future. Further, if a stockholder were to seek to enforce rights accorded under the4 Nevada General Corporation Law (the laws of the state wherein we are domiciled), the stockholder may incur significant difficulties which may make any such efforts

All of our Assets are concentrated in Serbia and we are subject to the political risks associated with an investment in Serbia.

Our assets are invested in our joint venture with Notos, d.o.o. and Sirius Regulus, d.o.o. both of which are limited liability companies domiciled in the Republic of Serbia. While we believe that this is prudent and appropriate in our current circumstances, in the event that we are not successful, we will likely incur substantial and protracted losses since we lacks diversification and an investor who purchases our Common Stock may have no real ability to gain the return of their investment.

Uncertainties & Lack of Revenues & Likelihood of Continued Uncertainty.

While we have expended substantial resources to implements our strategy to participate in the renewable "clean energy" industry through joint ventures, partnerships, and other arrangements, there can be no assurance that we will be successful in these efforts and generate any revenues or if we are successful, that we will generate and maintain revenues sufficient to sustain profitable operations with positive cash flow.

Our current financial structure has resulted in a heavy dependence on debt financing and we have limited cash, limited working capital, and minimal equity.

We have, as of June 30, 2009, an aggregate of $225,577,in outstanding debt. We anticipate that we will, over the next twelve months, seek to raise at least $7,200,000 in additional capital for operating, marketing, and working capital needs, we can not assure you that we will be successful in these efforts or if we are, that we can raise any such funds on a reasonable and timely basis in light of our current circumstances.

Qualified Auditor's Opinion: Doubt as to Our Company as a Going Concern.

Our independent public accountants issued a qualified opinion on our financial statements for the year ended December 31, 2008 with respect to uncertainties concerning our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our Common Stock is and will remain subordinate to the claims of our existing and future creditors. As of June 30, 2009, we had $$225,577 shown as Total Liabilities on our Balance Sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

We face risks normally associated with any conduct of business in foreign countries, including various levels of political and economic risk.

The occurrence of one or more of these events could have a material adverse impact on our current and future operations which, in turn, could have a material adverse impact on its future cash flows, earnings, results of operations and financial condition.  These risks include the following:

        ●         prevalence of various diseases where we conduct business;
        ●         security concerns;
        ●         adverse weather such as rainy season;
        ●         labor disputes;
        ●         uncertain or unpredictable political and economic environments;
        ●         war and civil disturbances;
        ●         changes in laws or policies;
        ●         policies that impact electricity generation and distribution
        ●         monetary policies;
        ●         unlinking of rates of exchange to world market prices;
        ●         environmental regulations;
        ●         labor relations;
        ●         return of capital;
        ●         taxation;
        ●         delays in obtaining or the inability to obtain necessary governmental permits;
        ●         governmental seizure of land and/or other assets
        ●         limitations on ownership;
        ●         institution of laws requiring repatriation of earnings;
        ●         increased financial costs;
        ●         import and export regulations; and
        ●         establishment of foreign exchange regulations;
        ●         government actions that reduce the price at which we may be able to sell electricity.

Any such changes may affect our planned operations and ability to generate electricity and sell it at a reasonable prices in the manner currently contemplated, as well as our ability to operate our planned electricity generating wind farm. Certain changes could result in the confiscation of property by nationalization or expropriation without fair compensation. We do not carry any insurance for any of these risks and we have no plans to acquire any such insurance in the future.

Our planned operations will require permits and licenses from various governmental authorities.  If we are unable to obtain and maintain such requisite permits, licenses and approvals, our planned business operations and ability to become profitable may be adversely affected.

Such permits and licenses are subject to change in regulations and in various operating circumstances.  We cannot assure you that we will be able to obtain or maintain in force all necessary permits and licenses that may be required to conduct our planned operations or to maintain continued operations at economically justifiable costs.  In all such cases such approvals are, as a practical matter, subject to the discretion of the government or governmental officials of the Republic of Serbia.  No assurance can be given that we will be successful in obtaining any or all of such approvals.  Our inability to obtain and maintain the requisite permits, licenses and approvals could materially and adversely affect our operations and ability to become profitable.

Control of the Company is held by management.

Our present directors and officers hold the power to vote an aggregate of about 38% of our Common Shares as of July 1, 2009. As a result, any person who acquires our Common Shares will likely have little or no ability to influence or control the Company.

We face intense competition and we are likely to face continued competition in the future.

Currently, all of the electricity generated in the Republic of Serbia is generated by Elektroprivreda Srbije (or "EPS") which holds a monopoly on generation, distribution, and sale of electricity in Serbia. While we believe that the legal, political, and economic environment in Serbia has changed with the result that there are valuable opportunities for us and our partners in the Serbian Joint Venture, there can be no assurance that the extent of the change will not be far less than our current perceptions. As a result, we may encounter adverse legal, political, and economic barriers that could lead to significant and protracted losses with the result that any person who acquires our Common Stock could lose all or substantially all of their investment.

Due to a limited public market our Common Stock may not be easily sold.

There is a limited trading market for our Common Shares, and there is no guarantee that a continuous liquid trading market will subsequently develop. All of our Common Shares are traded only on the non-OTC Pink Sheets Market and there can be no assurance that the Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. The U.S. Securities and Exchange Commission requires that any company whose securities are traded on the Bulletin Board Market file a Form 10 and become a "reporting company" and thereby become subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934. While we have filed this Form 10, there can be no assurance that we will, if we gain trading privileges on the Bulletin Board Market, that we will be successful in complying with the requirements to retain trading privileges for our Common Shares on the Bulletin Board.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2009, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the first quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any pending legal proceedings, and no such proceedings are known to be threatened or contemplated.

Item 1A.  Risk Factors.

Our operations and our securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of our common stock should also consider the following risk factors:

Lack of Diversification.

Our business, assets are concentrated in the Republic of Serbia and our planned operations will be concentrated there. As a result, we are not diversified and to that extent we face continuing challenges to achieve stable revenues, profits, and cash flow while also remaining exposed to the risks associated with this concentration.

Qualified Opinion Letter from Accountants.

Our accountants, Moore and Associates Chartered, issued a qualified opinion letter in connection with their audit of our financial statements for the year ending December 31, 2008. Their qualification, termed a "going concern" qualification arises primarily because of our limited equity, limited financial resources, and our existing debt obligations.

We are a small company with limited resources & we need additional capital.

We are a small company with limited financial resources relative to the many competitors in our industry. In the event of any unexpected problems or difficulties in our business and planned operations, we may not have the ability to obtain sufficient additional capital on terms that are reasonable in light of our current circumstances and market conditions. Further, we currently estimate that we will need to raise $7,200,000 in additional capital. We have not received any assurances that this additional capital can be obtained or if it is obtained, that can be obtained on reasonable terms and in a timely fashion to allow us to execute our plans.

There is a limited trading market for our Common Stock.

Our common stock is presently traded in the Non-over-the-counter Pink Sheets. Our stock trades on a limited and sporadic basis and we cannot assure you that a continuous liquid trading market will develop or, if it does develop, that it will be sustained for any continuous period.

We are not profitable and we continue to have negative cash flow.

During the six months ended June 30, 2009, we recorded a net loss of $77,212 compared to a net loss of $22,065 for the six months ended June 30, 2008 and negative cash flow for the six months ended June 30, 2009. While we believe that if we can successfully implement our business plan and if market and competitive conditions allow, we may achieve profitability and positive cash flow, we can not assure you that we will achieve profitability and positive cash flow or if we do achieve these goals, that we can sustain profitability and positive cash flow in the future.

We have not paid any dividends on our Common Stock and we have no plans to do so.

Our board of directors determines whether to pay dividends on the Company's issued and outstanding shares. The declaration of dividends will depend upon our future earnings (if any), our capital requirements, our financial condition and other relevant factors. Our board of directors does not intend to declare any dividends on our Common Stock for the foreseeable future. We anticipate that we will retain any earnings to finance the growth of our business and for general corporate purposes.

We face intense competition.

If we are successful in raising additional capital on a timely basis, we will face considerable competition from other electricity producers. Companies with greater financial resources, larger staffs, more experience and more equipment will be better positioned to compete with us. In addition, all of our assets and operations will be concentrated in the electricity generating business described in this Form 10-Q and we have no current plans to diversify into any other business activity.

There is only limited trading and a limited history for our Common Stock.

Our common stock trades on a limited and sporadic basis and, as a result, there is only limited liquidity in our common stock. Further, our common stock has had only a limited trading history on the non-OTC Pink Sheets. As a result and given the limited trading market for our common stock, the price of our common stock may be far more volatile and unpredictable than the prices of common stocks and other securities that have a long and established trading history.

The market price of our Common Stock is likely to be adversely impacted by Rule 144 Stock Sales.

Many of the shares of our outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. As revised effective February 15, 2008, Rule 144 generally now requires that a holder of our restricted Common Stock hold these "restricted securities" for at least six months from the date at which they were acquired before undertaking any public re-sale of the restricted Common Stock pursuant to Rule 144. And if the holder is an "affiliate" (as defined in Rule 144(a)(1) or was an "affiliate" in the immediately preceding 90 day period), then the holder must also satisfy certain other requirements of Rule 144. As a result of the revision to Rule 144 that became effective February 15, 2008 (including but not limited to the shorter holding period under Rule 144(d)), potential and actual sales of our Common Stock by our present shareholders may have a depressive effect on the price of our Common Stock in the marketplace.

We face continuing government, environmental, and legal risks.

Our planned operations are subject to Republic of Serbia and local laws and regulations regarding environmental matters and the generation and distribution of electricity. Any changes in these laws could affect our operations and economics. Environmental laws and regulations change frequently, and the implementation of new, or the modification of existing, laws or regulations could harm us. While we believe we do not currently have any material environmental obligations, our planned activities may give rise in the future to significant liabilities on our part to the government and third parties and may require us to incur substantial costs of remediation.

We face operational hazards and responsibilities. Our planned operational activities are subject to a number of risks and hazards which include but not limited to the following:

        ●         environmental hazards;
        ●         industrial accidents;
        ●         labor disputes;
        ●         unusual or unexpected weather or operating conditions;
        ●         changes in regulatory environment;
        ●         natural phenomena such as severe floods, earthquakes; and
        ●         other hazards.

These occurrences could result in significant damage to, or destruction of, our planned electrical generating ability or production equipment, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability. The occurrence of these operational hazards could adversely affect our planned operations by limiting production or require that we cease our planned operations.

We have no existing insurance coverage.

We are not insured against any losses or liabilities that could arise from its operations either because insurance is unavailable or because the premium cost is excessive. The payment of such liabilities could have a material adverse effect on our financial position and, depending on the extent of such liability, could result in the total loss of its assets and operations. If we are successful and commence the operation of the planned wind farm that allows us to generate electricity, it involves hazards, which could result in us incurring substantial losses and liabilities to third parties for pollution, accidents and other hazards. We have no public liability insurance; thus if we incur uninsured losses or liabilities, the funds available for the implementation of our business plan will be reduced and our assets may be jeopardized. The payment of such liabilities may have a material adverse effect on our financial position and, depending on the extent of such liability, could result in the total loss of its assets and operations.

If we are successful, all of our anticipated revenues will be generated in the form of Sebian Dinars.

If we are successful in implementing our business plan and in raising the $7,200,000 in additional capital and commence operations, our sales revenues will be in the form of Serbian Dinars. If applicable currency exchange rates fluctuate, our revenues and results of operations may be materially and adversely affected. We will also likely incur a significant amount of our expenses payable in Serbian Dinars. As a result, our financial performance is affected by fluctuations in the value of the Serbian Dinar to the U.S. Dollar. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

We are likely to remain dependent upon key executives.

Our success depends to a great extent upon the continued successful performance of key executives and employees in general and specifically Mr. Miodrag Andric and Mr. Jesse M. De Castro. Mr. Andric is presently employed by us as our President and Chief Executive Officer and Mr. De Castro is our Secretary, Treasurer, and Director. Mr. Andric and Mr. De Castro also serve as two of our directors. If Mr. Andric Mr. De Castro were unable to perform their duties for any reason, our ability to implement our plans will be materially adversely effected.  We do not have a key man life insurance policy on the life of Mr. Andric or Mr. De Castro and we have no plans to acquire any key man life insurance in the future.

Stockholders face difficulties in enforcing civil liabilities against us.

Substantially all our assets are located outside of the United States and certain of our directors and officers are resident outside of the United States. As a result, it may be difficult or impossible to enforce judgments granted by a court in the United States against our assets or our directors and officers residing outside of the United States.

We face continuing challenges in ensuring the efficacy of our internal controls.

Effective internal controls are necessary for us to provide reliable financials reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, or lack of resources to properly implement internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We face continuing challenges in meeting the requirements under Sarbanes Oxley.

The Sarbanes-Oxley Act of 2002 was enacted in the United States in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. As a public company, we are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Sarbanes Oxley 404 compliance is a costly and time-consuming process and there can be no assurance that we will continue to be compliant. We have limited internal and external resources to devote to maintaining SOX 404 compliance and there can be no assurance that we can maintain compliance. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Regulation Number	Exhibit

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STAR ALTERNATIVE ENERGY, INC.

Date: August 12, 2009	BY: /s/ Miodrag Andric MIODRAG ANDRIC Chief Executive Officer

Date: August 12, 2009	BY: /s/ Jesse M. De Castro JESSE M. DE CASTRO Chief Financial Officer