Form 10-Q
period 2009-09-30
Green Star Alternative Energy Inc.
filed 2009-11-12
CIK 1462013

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________________to_______________________________

Commission File Number:  000-53627

Green Star Alternative Energy, Inc.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)		88-0441307 (I.R.S. Employer Identification No.)

1660 Hotel Circle North, Suite 207, San Diego, CA 92108-2808 (Address of principal executive offices - Zip Code)

(619) 497-2555 (Registrant's telephone number, including area code)

___________________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
On September 30, 2009, there were 26,250,000 shares of the issuer's common stock were outstanding.

Part 1.  Financial Information

Green Star Alternative Energy, Inc. (Formerly R&R Travel, Inc.) (A Development Stage Company) Balance Sheets

	As of September 30, 2009	As of December 31, 2008

ASSETS	(Unaudited)	(Audited)

Current Assets
Cash	$22,784	$3,310
Pre-paid accounting fees	$1,680	$-
Other receivable	75,000	-

Total Current Assets	$99,464	$3,310

Equipment, net	94,077	95,691

Total Assets	$193,541	$95,691

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$12,240	$2,555
Accounts payable	22,172	2,775
Loan from related party	236,000	51,975
Other loan payable	94,063	94,063

Total Liabilities	364,475	151,368

Stockholders' Equity
Common Stock, (Authorized, 200,000,000 shares, Par value: $0.001, 26,250,000 shares and 16,250,000 shares Issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	26,250	26,250
Additional Paid-in Capital	33,750	33,750
Deficit accumulated during the development stage	(230,934)	(112,367)

Total Stockholders' Equity	(170,934)	(52,367)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$193,541	$99,001

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy, Inc. (Formerly R&R Travel, Inc.) (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ending		Nine Months Ending		From Inception March 2, 2001 Through September 30, 2009

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

REVENUES
Revenues	$-	$-	$-	$-	$68,029

Total Revenues	-	-	-	-	68,029

Operating Expense
Administrative Expense	37,401	56,346	108,883	78,412	286,724

Total Operating Expenses	37,401	56,346	108,883	78,412	286,724

Other income (loss)
Interest Expense	(3,660)	(209)	(9,684)	(209)	(12,239)

Total other income (loss)	(3,660)	(209)	(9,684)	(209)	(12,239)

Net (Loss)	$(41,061)	$(56,555)	$(118,567)	$(78,621)	$(230,934)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,250,000	22,351,695	26,250,000	21,505,474

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy Inc.
(Formerly R&R Travel, Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Unaudited)
From March 2, 2001 (inception) through September 31, 2009

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage		Total

On March 5, 2001,
6,250,000 shares issued for services	6,250,000	$6,250	$(5,000)	$		$1,250

On April 5, 2001,
6,250,000 shares issued for services	6,250,000	6,250	(5,000)			1,250

August to December 2001
3,750 shares issued for cash	3750000	3,750	3,750			7,500

Net loss, December 31, 2001					(2,066)	(2,066)

Balance, December 31, 2001	16,250,000	16,250	(6,250)		(2,066)	7,934

Net loss, December 31, 2002					(2,204)	(2,204)

Balance, December 31, 2002	16,250,000	16,250	(6,250)		(4,270)	5,730

Net loss, December 31, 2003					(11,024)	(11,024)

Balance, December 31, 2003	16,250,000	16,250	(6,250)		(15,294)	(5,294)

Net loss, December 31, 2004					(1,475)	(1,475)

Balance, December 31, 2004	16,250,000	16,250	(6,250)		(16,769)	(6,769)

Net income, December 31, 2005					9,781	9,781

Balance, December 31, 2005	16,250,000	16,250	(6,250)		(6,988)	3,012

Net income, December 31, 2006					1,808	1,808

Balance, December 31, 2006	16,250,000	16,250	(6,250)		(5,180)	4,820

Net income, December 31, 2007					(4,820)	(4,820)

Balance, December 31, 2007	16,250,000	16,250	(6,250)		(10,000)	-

May 9, 2008,
10,000,000 shares issued for cash	10,000,000	10,000	40,000			50,000

Net loss, December 31, 2008					(102,367)	(102,367)

Balance December 31, 2008	26,250,000	$26,250	$33,750		$(112,367)	$(52,367)

Net loss, September 30, 2009					(118,567)	(118,567)

Balance, September 30, 2009 (unaudited)	26,250,000	$26,250	$33,750		$(230,934)	$(170,934)

* All outstanding share amounts have been retroactively restated to reflect the Company's 5 to 1 stock split.

The accompanying notes are an integral part of these financial statements.

GREEN STAR ALTERNATIVE ENERGY INC. (formerly R&R TRAVEL, INC.) (A DEVELOPMENT STAGE COMPANY) Statements of Cash Flows (unaudited)

	Nine Months Ended		From Inception March 2, 2001 to September 30, 2009

	September30,2009	September 30,2008

Operating Activities
Net income (Loss)	$(118,567)	$(78,621)	$(225,458)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expenses	1,614	-	1,760
Share issued for services
Changes in operating assets and liabilities:
Pre-paid accounting fees	(1,680)	-	(1,680)
Increase (decrease) in accounts payable	19,397	10,260	22,172
Increase (decrease) in accrued expenses	9,685	209	12,238

Net Cash Provided (used) by Operating Activities	(89,551)	(68,152)	(190,968)

Investing activities
Purchase Equipment	-	95,811	(95,811)

Net Cash Provided (used) by Investing Activities	-	(95,811)	(95,811)

Financing Activities
Increase in loan from related party	109,025	20,000	161,000
Increase in other loan payable	-	94,063	94,063
Cash received from issuance of stock	-	50,000	60,000

Net Cash Provided (used) by Financing Activities	109,025	164,063	315,063

Increase (decrease) in cash from continuing operations	19,474	100	22,784
Cash and cash equivalents at beginning of period	3,310	-	-

Cash and Cash Equivalents at End of Period	$22,784	$100	$22,784

Non-cash investing and financing activities:
Increase other receivable due to issue note	75,000		75,000

Supplemental cash flow disclosure:
Cash Paid for Interest	$-	$-	$-

Cash Paid for Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GREEN STAR ALTERNATIVE ENERGY INC. (formerly R&R TRAVEL, INC.) (A DEVELOPMENT STAGE COMPANY) Notes to Financial Statements (Unaudited) September 30, 2009

NOTE 1  ORGANIZATION AND DESCRIPTION OF BUSINESS

Green Star Alternative Energy, Inc. (the Company) (Formerly R&R Travel Inc.) was incorporated under the laws of the State of Nevada on March 2, 2001 and originally in the travel business, where the Company provided travel packages to financial services professionals in connection with seminars and other professional education events.

On June 6, 2008, the Company, by amendment to its articles of incorporation, changed its name to Green Star Alternative Energy, Inc. and changed its business operations to become a provider of clean restorative and profitable energy from wind, water and sunlight; whereas the world's current method of supplying the majority of its energy needs is with fossil fuels.

The Company has minimal operations at this time and is considered a development stage company.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Presentation

The Company's financial statements are prepared using the accrual method of accounting and have been prepared in accordance with accounting principles generally accepted in the United State. The Company has elected a December 31, year-end.

b.  Basic and Diluted Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective March 2, 2001 (inception).

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

d.  Equipment

Equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable property (Wind Sensor: 20 year, Computer: 3 year). Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized.

GREEN STAR ALTERNATIVE ENERGY INC. (formerly R&R TRAVEL, INC.) (A DEVELOPMENT STAGE COMPANY) Notes to Financial Statements (Unaudited) September 30, 2009

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fully depreciated assets are retained in equipment and accumulated depreciation accounts until retirement or disposal. Upon retirement or disposal of an asset, the cost and related accumulated depreciation are removed, and any resulting gain or loss, net of proceeds, is credited or charged to operations.

e.  Use of Estimates and Assumptions

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

f.  Income Taxes

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

g.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits. This cash is on deposit with a large federally insured bank. The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

h.  Recent Accounting Pronouncements

The Company does not expect any recent accounting pronouncements to have a material impact on its financial statements.

GREEN STAR ALTERNATIVE ENERGY INC. (formerly R&R TRAVEL, INC.) (A DEVELOPMENT STAGE COMPANY) Notes to Financial Statements (Unaudited) September 30, 2009

NOTE 3.  GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company operated as R&R Travel from inception (March 2, 2001) until June 6, 2008 when the Company voted to change it's name to Greenstar Alternative Energy Inc. and modified it's business plan to operate as a provider of clean energy. The deficit accumulated during the development stage as of September 30, 2009 is $230,934. Available cash at September, 2009 is $22,784. The future of this Company is dependent upon its ability to obtain financing and upon profitable operations from the development of its business opportunities.

NOTE 4.  EQUIPMENT

Equipment consists of the following:

	September 30, 2009	December 31, 2008

Wind Sensor	$ 94,088	$ 94,088
Computer	1,749	1,749

Total Fixed Assets	95,837	95,837

Less: Accumulated Depreciation	(1,760)	(146)

Net Fixed Assets	$ 94,077	$ 95,691

Depreciation expenses for the nine months ended September 30, 2009 and 2008 were $1,614 and zero, respectively.

NOTE 5  INCOME TAXES

The company has incurred operating losses of $230,934, which, if utilized, will begin to expire in 2021. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

Details of deferred tax assets are as follows;

As of September 30, 2009

Deferred tax assets:
Net operating loss (from inception to September 30, 2009)	$ 230,934
Statutory tax rate(combined federal and state)	34%

Deferred tax assets	78,518
Valuation allowance	(78,518)

Net deferred tax assets	-0-

GREEN STAR ALTERNATIVE ENERGY INC. (formerly R&R TRAVEL, INC.) (A DEVELOPMENT STAGE COMPANY) Notes to Financial Statements (Unaudited) September 30, 2009

NOTE 5  INCOME TAXES (Continued)

The potential future tax benefits of these losses have not been recognized in these financial statements due to the uncertainty of their utilization. When the future utilization of some portion of the carry-forwards is determined not to be "more likely than not" a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 6  STOCKHOLDERS' EQUITY

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

In March, 2001, the Company issued 6,250,000 shares of its common stock to various officers and consultants for services ($1,250) rendered to the Company.

In April, 2001, the Company issued 6,250,000 shares of its common stock to various officers and consultants for services ($1,250) rendered to the Company.

In the fourth quarter of 2001, the Company issued an offering of 3,750,000 shares of its common stock to various shareholders in exchange for cash proceeds realized in the amount of $7,500.

On May 9, 2008, the Company issued 10,000,000 shares of common stock at a price of $0.005 per share to its new CFO/Director for a total cash consideration of $50,000.

The stockholders' equity section of the Company contains the following class of capital stock as of September 30, 2009:

  Common stock, $ 0.001 par value: 200,000,000 authorized 26,250,000 shares issued and outstanding

On June 6, 2008, the Company voted, via amendment to their Articles of Incorporation, to approve a forward share split of the Corporation's outstanding and issued shares of common stock of five (5) shares for each one (1) issued by the Corporation. All share amounts have been retroactively adjusted for all periods presented.

GREEN STAR ALTERNATIVE ENERGY INC. (formerly R&R TRAVEL, INC.) (A DEVELOPMENT STAGE COMPANY) Notes to Financial Statements (Unaudited) September 30, 2009

NOTE 7  LOANS PAYABLE

The Company issued a secured Promissory Note to Seal Commercial S.A. dated September 25, 2008 (the "Note") in connection with the purchase of Wind Sensors which act as "collateral" for the said loan. The loan is for $94,063 and the terms and conditions of such Note allow for prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is September 25, 2010. The total accrued interest as of September 30, 2009 is $6,675.

NOTE 8  LOANS FROM RELATED PARTY

The Company issued an unsecured Promissory Note dated August 30, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is August 30, 2010. On December 15, 2008, the Company repaid $13,025. The total accrued interest as of September 30, 2009 is $801.

The Company issued an unsecured Promissory Note dated November 10, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $15,000 working capital loan to the Corporation. The terms and conditions of such note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is November 10, 2010. The total accrued interest as of September 30, 2009 is $933.

The Company issued an unsecured Promissory Note dated November 25, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $30,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is November 25, 2010. The total accrued interest as of September 30, 2009 is $1,788.

The Company issued an unsecured Promissory Note dated February 12, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with an $8,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is February 12, 2010. The total accrued interest as of September 30, 2009 is $353.

The Company issued an unsecured Promissory note dated February 17, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $5,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is February 17, 2010. The total accrued interest as of September 30, 2009 is $214.

The Company issued an unsecured Promissory Note dated March 6, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $25,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is March 6, 2010. The total accrued interest as of September 30, 2009 is $997.

GREEN STAR ALTERNATIVE ENERGY INC. (formerly R&R TRAVEL, INC.) (A DEVELOPMENT STAGE COMPANY) Notes to Financial Statements (Unaudited) September 30, 2009

NOTE 8  LOAN FROM RELATED PARTY (Continued)

The Company issued an unsecured Promissory Note dated May 15, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is May 15, 2010. The total accrued interest as of September 30, 2009 is $413.

The Company issued an unsecured Promissory Note dated September 25, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $43,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is September 25, 2010. The total accrued interest as of September 30, 2009 is $49.

The Company issued an unsecured Promissory Note dated September 30, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $75,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is September 30, 2010. The total accrued interest as of September 30, 2009 is $14. The Company received this amounts on October 1, 2009. Therefore the Company recorded this amount as other receivable as of September 30. 2009.

In addition to the Notes, Jesse de Castro, a director of the company, advanced the company funds in the amount of $8,000 as of September 30, 2009. The balance is unsecured and interest free with no specified terms of repayment. These amounts are paid to Jesse de Castro on October 30, 2009.

NOTE 9  RELATED PARTY TRANSACTIONS

On September 1, 2009, the Board of Directors approved a salary increase to Jesse de Castro, a director of the Company, from $3,500 to $4,000 per month. This will be paid to De Castro Investments Inc. a corporation owned and managed by Mr. Jesse de Castro commencing September 1, 2009. This is to acknowledge the valuable contributions made by Mr. De Castro to the Company. As of September 30, 2009, there is unpaid salary amounting to $11,000 and total officer salary is $32,000 for nine months ended September 30, 2009.

On September 9, 2009 Mr. Jesse de Castro extended a short term interest -free loan of $5,000 to the Company to pay for professional fees.

On September 25, 2009 Mr. Jesse de Castro extended a short term interest-free loan of $3,000 to the Company to pay for professional fees.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2009.

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

To that end, we have entered into a joint venture with Notos d.o.o., a limited liability company domiciled in the Republic of Serbia ("Notos") and with Sirius Regulus, d.o.o., a limited liability company also domiciled in the Republic of Serbia ("Sirius") (the "Serbian Joint Venture"). The Serbian Joint Venture is focused on generating electricity from wind-power at a wind farm located at the Belo Blato Wind Energy Project in the province of Vojvodina in the Republic of Serbia. To the extent that market conditions allow, we intend to raise the capital necessary to construct the Belo Blato wind farm and fulfill the financial requirements for the project, while Notos d.o.o. will provide the licensing, construction, and managerial expertise. The joint venture calls for Green Star to recoup all capital expenditures associated with the development before any profit sharing can take place.

Our review of the business and political environment of the Republic of Serbia has provided us with a strong incentive to implement this project.

Management Discussion and Analysis of Operations

First Nine Months Ending September 30, 2009 versus First Nine Months Ending September 30, 2008

During the first nine months ending September 30, 2009 (the "First Nine Months 2009"), we recorded $0 as Revenues. This compares to the first nine months ending September 30, 2008 (the "First Nine Months 2008") when we also recorded $0 as Revenues.

While we did not record any revenues during either of these periods and we have remained a "start-up" company throughout our corporate history, we did record $108,883 in Administrative Expense during the First Nine Months 2009 compared to $78,412 in Administrative Expense during the First Nine Months 2008. The increased Administrative Expense that we incurred during the First Nine Months 2009 resulted from the intense efforts that our management took in implementing our strategies and the plans we have made for our planned operations in the Republic of Serbia. These Administrative Costs included salary expenses, travel, telephone, office expense, meeting expenses, legal and accounting fees, filing fees with Pink Sheets, and similar related expenses.

We also incurred Interest Expense of $9,684 during the First Nine Months 2009 compared to $209 in the First Nine Months 2008. The increased Interest Expense represented the interest we incurred on $236,000 in loans we received including those received from Jesse M. De Castro, our Chief Financial Officer, Secretary, and Director and interest we incurred on $94,063 in loans we obtained in connection with our purchase of certain Wind Sensors. By comparison, we had no Interest Expense during the First Nine Months 2008.

As a result, we recorded a Net Loss of $118,567 for the First Nine Months 2009 compared to a Net Loss of $78,621 during the First Nine Months 2008. This resulted in a Net Loss per share (basic) of ($0.00) during the First Nine Months 2009 compared to a Net Loss per share (basic) of ($0.00) for the First Nine Months 2008.

Three Months Ending September 30, 2009 versus Three Months Ending September 30, 2008

For the three months ending September 30, 2009 ("Third Quarter 2009"), we recorded $0 as Revenues which represents the same $0 amount recorded for Revenues for the three months ending September 30, 2008 ("Third Quarter 2008").

During the Third Quarter 2009, we recorded $37,401 in Administrative Expense compared to $56,346 in Administrative Expense during the Third Quarter 2008. The 33.62% decline in Administrative Expense reflected the intense efforts that we have been taking to control and monitor our operating expenses while also conserving our financial resources for our planned operations in the Republic of Serbia. These Administrative Costs included salary expenses, travel, telephone, office expense, meeting expenses, legal and accounting fees, filing fees with Pink Sheets, and similar related expenses.

We also incurred Interest Expense of $3,660 during the Third Quarter 2009 compared to $209 in the Third Quarter 2008. The increased Interest Expense represented the interest we incurred on an aggregate of $330,063 in loans we received (including $236,000 from Jesse M. De Castro, our Chief Financial Officer, Secretary, and Director and $94,063 in loans we obtained in connection with our purchase of certain Wind Sensors). By comparison, we had $209 Interest Expense during the Third Quarter 2008.

As a result, we recorded a Net Loss of $41,061 for the Third Quarter 2009 compared to a Net Loss of $56,555 during the Third Quarter 2008. This resulted in a Net Loss per share (basic) of ($0.00) during the Third Quarter 2009 compared to a Net Loss per share (basic) of $0.0 for the Third Quarter 2008.

Liquidity and Capital Resources

We have very limited liquidity and we have not received any commitment from any source of capital that will allow us to meet our capital requirements which are currently estimated at $7,200,000. On a going-forward basis, we anticipate that we may need $100,000 to $150,000 or more annually merely to maintain our corporate existence and pay the expenses and costs that we likely will incur to ensure that we can remain a corporate enterprise with all of our attendant responsibilities, filings, and associated documentation.

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

We incurred $118,567 in net losses during the nine months ending September 30, 2009 and $230,934 in cumulative net losses from inception to September 30, 2009. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the Serbian Joint Venture, administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expense and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

All of our assets are and will likely be in Serbia; Serbia is not a member of the European Union and as a result the ability of any stockholder to enforce rights under Nevada Law, the law of our domicile, may be limited.

If we are successful in raising additional capital and in implementing our strategy, all of our assets and operations will be located in the Republic of Serbia and we will be subject to the laws, political environment, and other risks and uncertainties of the laws of Serbia. Serbia is not and likely will not be a member of the European Union in the near future. Further, if a stockholder were to seek to enforce rights accorded under the4 Nevada General Corporation Law (the laws of the state wherein we are domiciled), the stockholder may incur significant difficulties which may make any such efforts.

Conflict of Interests and Control of Notos, d.o.o. and Sirius Regulus, d.o.o.

Both Notos, d.o.o. ("Notos") and Sirius Regulus d.o.o. ("Sirius Regulus") are limited liability companies domiciled in and subject to the laws of the Republic of Serbia and, in each case, our President, Miodrag Andric is the Manager of both of these limited liability companies. As a result, Mr. Andric has a conflict of interest in that he has an interest in Notos, in Sirius Regulus, and an interest in the Company. While we believe that Mr. Andric has and will continue to resolve all conflicts in a satisfactory manner such that all transactions between the Company and Notos and between the Company and Sirius Regulus will be undertaken on terms that will be no different than those obtained from third parties in arms-length transactions, we cannot assure that we will always be successful in these efforts.

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

Uncertainties & Lack of Revenues & Likelihood of Continued Uncertainty.

While we have expended substantial resources to implement our strategy to participate in the renewable "clean energy" industry through joint ventures, partnerships, and other arrangements, there can be no assurance that we will be successful in these efforts and generate any revenues or if we are successful, that we will generate and maintain revenues sufficient to sustain profitable operations with positive cash flow.

Our current financial structure has resulted in a heavy dependence on debt financing and we have limited cash, limited working capital, and minimal equity.

We have, as of September 30, 2009, an aggregate of $364,475 in outstanding debt. We anticipate that we will, over the next twelve months, seek to raise at least $7,200,000 in additional capital for operating, marketing, and working capital needs, we can not assure you that we will be successful in these efforts or if we are, that we can raise any such funds on a reasonable and timely basis in light of our current circumstances.

Qualified Auditor's Opinion: Doubt as to Our Company as a Going Concern.

Our independent public accountants issued a qualified opinion on our financial statements for the year ended December 31, 2008 with respect to uncertainties concerning our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our Common Stock is and will remain subordinate to the claims of our existing and future creditors. As of September 30, 2009, we had $364,475 shown as Total Liabilities on our Balance Sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

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

The occurrence of one or more of these events could have a material adverse impact on our current and future operations which, in turn, could have a material adverse impact on its future cash flows, earnings, results of operations and financial condition.  These risks include the following:

•          prevalence of various diseases where we conduct business;

•          security concerns;

•          adverse weather such as rainy season;

•          labor disputes;

•          uncertain or unpredictable political and economic environments;

•          war and civil disturbances;

•          changes in laws or policies;

•          policies that impact electricity generation and distribution

•          monetary policies;

•          unlinking of rates of exchange to world market prices;

•          environmental regulations;

•          labor relations;

•          return of capital;

•          taxation;

•          delays in obtaining or the inability to obtain necessary governmental permits;

•          governmental seizure of land and/or other assets

•          limitations on ownership;

•          institution of laws requiring repatriation of earnings;

•          increased financial costs;

•          import and export regulations; and

•          establishment of foreign exchange regulations.

•          government actions that reduce the price at which we may be able to sell electricity.

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

Our present directors and officers hold the power to vote an aggregate of about 38% of our Common Shares as of September 30, 2009. As a result, any person who acquires our Common Shares will likely have little or no ability to influence or control the Company.

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

There is a limited trading market for our Common Shares, and there is no guarantee that a continuous liquid trading market will subsequently develop. All of our Common Shares are traded only on the non-OTC Pink Sheets Market and there can be no assurance that the Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. The U.S. Securities and Exchange Commission requires that any company whose securities are traded on the Bulletin Board Market file a Form 10 and become a "reporting company" and thereby become subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934. While we have filed this Form 10, there can be no assurance that we will, if we gain trading privileges on the Bulletin Board Market and that we will be successful in complying with the requirements to retain trading privileges for our Common Shares on the Bulletin Board.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2009, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the third quarter ending September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Qualified Opinion Letter from Accountants.

Our accountants issued a qualified opinion letter in connection with their audit of our financial statements for the year ending December 31, 2008.  Their qualification, termed a "going concern" qualification arises primarily because of our limited equity, limited financial resources, and our existing debt obligations.

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

During the nine months ended September 30, 2009, we recorded a net loss of $118,567 compared to a net loss of $78,621 for the nine months ended September 30, 2008 and negative cash flow for the nine months ended September 30, 2009.  While we believe that if we can successfully implement our business plan and if market and competitive conditions allow, we may achieve profitability and positive cash flow, we can not assure you that we will achieve profitability and positive cash flow or if we do achieve these goals, that we can sustain profitability and positive cash flow in the future.

We have not paid any cash dividends on our Common Stock and we have no plans to do so.

Our board of directors determines whether to pay cash dividends on the Company's issued and outstanding shares. The declaration of cash dividends will depend upon our future earnings (if any), our capital requirements, our financial condition and other relevant factors.  Our board of directors does not intend to declare any cash dividends on our Common Stock for the foreseeable future.  We anticipate that we will retain any earnings to finance the growth of our business and for general corporate purposes.

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

We face operational hazards and responsibilities.  Our planned operational activities are subject to a number of risks and hazards which include but not limited to the following:

•          environmental hazards;

•          industrial accidents;

•          labor disputes;

•          unusual or unexpected weather or operating conditions;

•          changes in regulatory environment;

•          natural phenomena such as severe floods, earthquakes; and

•          other hazards.

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

Cease Trade Order by British Columbia Securities Commission

In June 2009 we were summarily informed that the British Columbia Securities Commission ("BCSC") imposed a cease trade order ("CTO") on our Company. While we were given no notice that any such CTO was being considered by the BCSC and we were not given any hearing or an opportunity to present our position, we are aware that we have not paid the $1,600 in fees sought by the BCSC and we have not received any further documents from the BCSC which would support the BCSC claim imposing the CTO and why or how the BCSC can assert any jurisdiction over us. As a result, we cannot assure you that the BCSC will not attempt to take further action against us or otherwise attempt to disrupt or trading market, or our company and our business.

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

If we are successful, all of our anticipated revenues will be generated in the form of Serbian Dinars.

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

Our success depends to a great extent upon the continued successful performance of key executives and employees in general and specifically Mr. Miodrag Andric and Mr. Jesse M. De Castro.  Mr. Andric is presently employed by us as our President and Chief Executive Officer and Mr. De Castro is our Secretary, Treasurer, and Director.  Mr. Andric and Mr. De Castro also serve as two of our directors.  If Mr. Andric or Mr. De Castro were unable to perform their duties for any reason, our ability to implement our plans will be materially adversely effected.  We do not have a key man life insurance policy on the life of Mr. Andric or Mr. De Castro and we have no plans to acquire any key man life insurance in the future.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(1)	On September 25, 2009, we issued an unsecured promissory note. In this connection:

(a)

The unsecured promissory note was sold to Jesse M. De Castro, our Chief Financial Officer, Secretary, and Director in the amount of $43,000. The Note bears interest at 7.00% (simple interest) and matures on September 25, 2010.

	(b)	We received the sum of $43,000 in cash from the sale of the unsecured promissory note.

	(c)	We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in that:

		(i)	Mr. De Castro is sophisticated and experienced in investment and securities matters and can fend for himself;

		(ii)	Mr. De Castro had, prior to the issuance of the promissory note, access to all of the Company's books and records prior to making the investment;

		(iii)	The Company made available all of its officers and directors to give Mr. De Castro an opportunity to ask questions and receive answers to all said questions;

		(iv)	Mr. De Castro received, prior to the issuance of the promissory note, accurate and complete disclosures regarding the Company and its affairs equivalent to that found in a registration statement;

		(v)	Mr. De Castro had an pre-existing relationship with the Company and the issuance of the promissory note was not the result of any advertising or general solicitation; and

		(vi)	Mr. De Castro agreed that he was acquiring the promissory note for investment purposes only and not with a view to any distribution.

	(d)	All of the $43,000 in proceeds was used to increase the Company's working capital.

	(e)	We did not incur and we did not pay and will not be paying any fees or commissions to any third parties in connection with the issuance of the unsecured promissory note.

	(f)	No underwriter or broker-dealer was retained or employed in connection with the issuance of the unsecured promissory note.

	(g)	The unsecured promissory note was issued with a restricted securities legend consistent with the requirements of the Securities Act of 1933.

(2)	Similarly, on September 30, 2009, we issued an unsecured promissory note. In this connection:

(a)

The unsecured promissory note was issued to Jesse M. De Castro, our Chief Financial Officer, Secretary, and Director in the amount of $75,000. The Note bears interest at 7.00% (simple interest) and matures on September 30, 2010.

	(b)	We received the sum of $75,000 in cash from the sale of the unsecured promissory note.

	(c)	We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in that:

		(i)	Mr. De Castro is sophisticated and experienced in investment and securities matters and can fend for himself;

		(ii)	Mr. De Castro had, prior to the issuance of the promissory note, access to all of the Company's books and records prior to making the investment;

		(iii)	The Company made available all of its officers and directors to give Mr. De Castro an opportunity to ask questions and receive answers to all said questions;

		(iv)	Mr. De Castro received, prior to the issuance of the promissory note, accurate and complete disclosures regarding the Company and its affairs equivalent to that found in a registration statement;

		(v)	Mr. De Castro had an pre-existing relationship with the Company and the issuance of the promissory note was not the result of any advertising or general solicitation; and

		(vi)	Mr. De Castro agreed that he was acquiring the promissory note for investment purposes only and not with a view to any distribution.

	(d)	All of the $75,000 in proceeds was used to increase the Company's working capital.

	(e)	We did not incur and we did not pay and will not be paying any fees or commissions to any third parties in connection with the issuance of the unsecured promissory note.

	(f)	No underwriter or broker-dealer was retained or employed in connection with the issuance of the unsecured promissory note.

	(g)	The unsecured promissory note was issued with a restricted securities legend consistent with the requirements of the Securities Act of 1933.

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

GREEN STAR ALTERNATIVE ENERGY, INC.

Date: November 10, 2009	BY: /s/ Miodrag Andric MIODRAG ANDRIC Chief Executive Officer

Date: November 10, 2009	BY: /s/ Jesse M. De Castro JESSE M. DE CASTRO Chief Financial Officer