Form 10-Q/A
period 2009-09-30
Green Star Alternative Energy Inc.
filed 2010-02-11
CIK 1462013

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

(866) 955-4723 (Registrant's telephone number, including area code)

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

Yes [X] No [ ]

EXPLANATORY NOTE

This Amendment No. 1 is the first amendment to the Form 10-Q that we filed for the third quarter ending September 30, 2009. The purpose of this amendment is to correct the balance sheet for the year ending December 31, 2008 since the balance sheet did not correctly disclose our assets and the total amounts shown as Total Assets for the year ending December 31, 2008. The attached financial statements in this Amendment No. 1 correctly disclose our assets on our balance sheet as of December 31, 2008.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
On September 30, 2009, there were 26,250,000 shares of the issuer's common stock were outstanding.

Part 1.  Financial Information

Green Star Alternative Energy, Inc. (Formerly R&R Travel, Inc.) (A Development Stage Company) Balance Sheets

	As of September 30, 2009	As of December 31, 2008

ASSETS	(Unaudited)	(Audited)

Current Assets
Cash	$22,784	$3,310
Pre-paid accounting fees	$1,680	$-
Other receivable	75,000	-

Total Current Assets	$99,464	$3,310

Equipment, net	94,077	95,691

Total Assets	$193,541	$99,001

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$12,240	$2,555
Accounts payable	22,172	2,775
Loan from related party	236,000	51,975
Other loan payable	94,063	94,063

Total Liabilities	364,475	151,368

Stockholders' Equity
Common Stock, (Authorized, 200,000,000 shares, Par value: $0.001, 26,250,000 shares and 26,250,000 shares Issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	26,250	26,250
Additional Paid-in Capital	33,750	33,750
Deficit accumulated during the development stage	(230,934)	(112,367)

Total Stockholders' Equity	(170,934)	(52,367)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$193,541	$99,001

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy, Inc. (Formerly R&R Travel, Inc.) (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ending		Nine Months Ending		From Inception March 2, 2001 Through September 30, 2009

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

REVENUES
Revenues	$-	$-	$-	$-	$68,029

Total Revenues	-	-	-	-	68,029

Operating Expense
Administrative Expense	37,401	56,346	108,883	78,412	286,724

Total Operating Expenses	37,401	56,346	108,883	78,412	286,724

Other income (loss)
Interest Expense	(3,660)	(209)	(9,684)	(209)	(12,239)

Total other income (loss)	(3,660)	(209)	(9,684)	(209)	(12,239)

Net (Loss)	$(41,061)	$(56,555)	$(118,567)	$(78,621)	$(230,934)

Basic earnings per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,250,000	26,250,000	26,250,000	21,505,474

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy Inc.
(Formerly R&R Travel, Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Unaudited)
From March 2, 2001 (inception) through September 30, 2009

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage		Total

On March 5, 2001,
6,250,000 shares issued for services	6,250,000	$6,250	$(5,000)	$		$1,250

On April 5, 2001,
6,250,000 shares issued for services	6,250,000	6,250	(5,000)			1,250

August to December 2001
3,750 shares issued for cash	3,750,000	3,750	3,750			7,500

Net loss, December 31, 2001					(2,066)	(2,066)

Balance, December 31, 2001	16,250,000	16,250	(6,250)		(2,066)	7,934

Net loss, December 31, 2002					(2,204)	(2,204)

Balance, December 31, 2002	16,250,000	16,250	(6,250)		(4,270)	5,730

Net loss, December 31, 2003					(11,024)	(11,024)

Balance, December 31, 2003	16,250,000	16,250	(6,250)		(15,294)	(5,294)

Net loss, December 31, 2004					(1,475)	(1,475)

Balance, December 31, 2004	16,250,000	16,250	(6,250)		(16,769)	(6,769)

Net income, December 31, 2005					9,781	9,781

Balance, December 31, 2005	16,250,000	16,250	(6,250)		(6,988)	3,012

Net income, December 31, 2006					1,808	1,808

Balance, December 31, 2006	16,250,000	16,250	(6,250)		(5,180)	4,820

Net income, December 31, 2007					(4,820)	(4,820)

Balance, December 31, 2007	16,250,000	16,250	(6,250)		(10,000)	-

May 9, 2008,
10,000,000 shares issued for cash	10,000,000	10,000	40,000			50,000

Net loss, December 31, 2008					(102,367)	(102,367)

Balance December 31, 2008	26,250,000	$26,250	$33,750		$(112,367)	$(52,367)

Net loss, September 30, 2009					(118,567)	(118,567)

Balance, September 30, 2009 (unaudited)	26,250,000	$26,250	$33,750		$(230,934)	$(170,934)

* All outstanding share amounts have been retroactively restated to reflect the Company's 5 to 1 stock split.

The accompanying notes are an integral part of these financial statements.

GREEN STAR ALTERNATIVE ENERGY INC. (formerly R&R TRAVEL, INC.) (A DEVELOPMENT STAGE COMPANY) Statements of Cash Flows (unaudited)

	Nine Months Ended		From Inception March 2, 2001 to September 30, 2009

	September30, 2009	September 30, 2008

Operating Activities
Net income (Loss)	$(118,567)	$(78,621)	$(230,934)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expenses	1,614	-	1,760
Share issued for services
Changes in operating assets and liabilities:
Pre-paid accounting fees	(1,680)	-	(1,680)
Increase (decrease) in accounts payable	19,397	10,260	22,172
Increase (decrease) in accrued expenses	9,685	209	12,240

Net Cash Provided (used) by Operating Activities	(89,551)	(68,152)	(196,442)

Investing activities
Purchase Equipment	-	95,811	(95,837)

Net Cash Provided (used) by Investing Activities	-	(95,811)	(95,837)

Financing Activities
Increase in loan from related party	109,025	20,000	161,000
Increase in other loan payable	-	94,063	94,063
Cash received from issuance of stock	-	50,000	60,000

Net Cash Provided (used) by Financing Activities	109,025	164,063	315,063

Increase (decrease) in cash from continuing operations	19,474	100	22,784
Cash and cash equivalents at beginning of period	3,310	-	-

Cash and Cash Equivalents at End of Period	$22,784	$100	$22,784

Non-cash investing and financing activities:
Increase other receivable due to issue note	75,000		75,000

Supplemental cash flow disclosure:
Cash Paid for Interest	$-	$-	$-

Cash Paid for Income Taxes	$-	$-	$-

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

26

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STAR ALTERNATIVE ENERGY, INC.

Date: February 4, 2010	BY: /s/ Jesse M. De Castro JESSE M. DE CASTRO Chief Financial Officer

27