Form 10-K
period 2009-12-31
Green Star Alternative Energy Inc.
filed 2010-03-09
CIK 1462013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________.to _______________.

Commission file number 000-53627

Green Star Alternative Energy, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-04292010 (I.R.S. Employer Identification No.)

1660 Hotel Circle North, Suite 207, San Diego, California 92108-2808 (Address of principal executive offices (Zip Code)

Registrant's telephone number, including area code (866) 955 4723

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $3,675,000 as of February 16, 2010 & $19,687,500 as of June 30, 2009,

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 45,937,500

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

<Table of Contents>	2

PART I

FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "ESTIMATED," "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S PLANS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-K, INCLUDING, BUT NOT LIMITED TO "RISK FACTORS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH A SMALL, EARLY-STAGE COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, THE UNCERTAINTIES OF EVER-CHANGING REGULATIONS AND POLITICAL DEVELOPMENTS IN THE REPUBLIC OF SERBIA, EXCHANGE RATES, AND THE VOLATILITY OF ELECTRICITY PRICES IN THE MARKETPLACE. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

<Table of Contents>	4

As used herein, the term "the Company," "we," "us," and "our" refer to Green Star Alternative Energy, Inc , a Nevada corporation unless otherwise noted.

Item 1.  Business

General

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

Our website is:  www.greenstarae.com.

Reassessment and New Business

In 2005 and 2006 we generated revenues from our seminars and workshops, however in 2007, our management reassessed their business plans and in May 2008 we changed our corporate focus and elected new officers and directors with the result that we abandoned the business of offering travel and educational seminars and workshops.

On July 3, 2008 and due to the efforts of our new management, our stockholders approved an amendment to our Articles of Incorporation so that, as amended, we changed our corporate name to Green Star Alternative Energy, Inc. and increased the authorized common stock to 200,000,000 shares via a five-for-one forward split of our Common Stock.

On September 30, 2009, we declared a three for four stock dividend. The Record Date for payment of the dividend is pending review and issuance of a new stock trading symbol by FINRA.

Our new management has been focusing on opportunities that may allow us to participate in clean, environmentally friendly energy generation projects. As a result and to the extent that our limited managerial and financial resources allow, we are focused on participating in one or more smaller wind energy generation projects via participation in joint ventures, partnerships, and other agreements either as a joint venture partner, general partner, or, if the project is not beyond our financial capacity and can be structured so as to allow us to participate as a co-owner, we may become a co-owner of a smaller, limited-scale project.

<Table of Contents>	5

We are a start-up company with minimal assets, no revenues, and very limited part-time management. We have only limited activities and our auditors have issued their auditor's opinion wherein they have qualified their opinion with a subject to a going concern qualification. This qualification can be interpreted generally as an expression of doubt as to our ability to remain in business. A going concern qualification is also viewed negatively by creditors, investors, and other businesses.

In our current circumstances, we do not possess the financial, managerial, or other resources that would allow us to implement our business plan and there can be no assurance that we will ever acquire any additional resources that would allow us to implement any of the objectives or goals of our business plan either now or in the future. For these and many other reasons, we caution the reader of this Form 10 to cautiously consider our paltry assets, our limited financial and managerial resources, our lack of revenues and the great and likely immeasurable risks and uncertainties that we face in attempting to implement our ambitious business plan in the face of these risks and uncertainties in the intensely competitive current business climate.

Further, the worldwide recession, the dramatic downturn in worldwide capital and financial markets, and the uncertainties with respect to the duration of the recession and downturn, the magnitude of the recession and of the downturn will each, clearly add to the significant difficulties and problems we face.

If the worldwide recession were to continue for an additional and prolonged period and if the Republic of Serbia were to endure continued recessionary pressures and financial and economic imbalances, we may be facing not only economic upheaval of unknown consequences but also political upheaval that would likely result in dramatic adverse difficulties that would further inhibit our ability to implement our business plan. This raises the possibility that we may be facing challenges, risks, and uncertainties that far exceed our present and any future capabilities that we may ever acquire.

The clear and present certainty is that we may fail with the consequence that any person who acquires our Common Stock or any of our securities will lose their entire investment.

As a result we can not assure you that that we will have any ability to overcome any of these challenges, risks, and uncertainties at any time or if we do, that we will emerge in any form that resembles our present circumstances.

Our business plan and our strategy is ambitious. Yet we face intense competition and intensely difficult financial and managerial limitations that, given our existing resources and our present and anticipated economic and financial environment, will likely limit our abilities and our opportunities. We cannot assure you, in any way, that any our plans and strategies will be implemented or achieved either over the next 12 months or at any time beyond that period.

<Table of Contents>	6

In all of these pursuits, our strategy is to participate, on a selective basis consistent with our limited managerial and financial resources, in projects that may offer significant commercial opportunities in the clean, environmentally-friendly energy generation segment. In all of these efforts we rely on our two part-time officers, Peter Gilcud and Jesse M. De Castro.

To that end, we have entered into a joint venture (the "Serbian Joint Venture") with Notos d.o.o., a corporation domiciled in the Republic of Serbia ("Notos") and with Sirius Regulus, d.o.o., a corporation also domiciled in the Republic of Serbia ("Sirius"). The Serbian Joint Venture is focused on generating electricity from wind-power at a wind farm located at the Belo Blato Wind Energy Project in the province of Vojvodina in the Republic of Serbia. To the extent that market conditions allow, we intend to raise the capital necessary to construct the Belo Blato wind farm and fulfill the financial requirements for the project. Our plan is to have, Notos d.o.o. provide the licensing, construction, and managerial expertise. The joint venture calls for Green Star to recoup all capital expenditures associated with the development before any profit-sharing can take place.

In entering into the Serbian Joint Venture, we worked with our former President, Miodrag Andric who is the founder and Manager of Notos, d.o.o., a limited liability company domiciled in the Republic of Serbia. (Mr. Andric resigned as our President on January 21, 2010.) Under Serbian law, Mr. Andric, as the Manager, does not have ultimate managerial control over the affairs of Notos but he does have day-to-day control over its affairs.

On June 23, 2009, our joint venture partner, Notos, d.o.o. ("Notos") entered into the Mutual Non-Disclosure Agreement with Gamesa Eolica S.L. Unipersonal (Spain) ("Gamesa") wherein Notos d.o.o. and Gamesa agreed to hold and keep certain confidential information exchanged between Notos and Gamesa confidential and each party further agreed to take steps to ensure that all such information was not released to the public. The Agreement contains customary contractual provisions and includes a provision providing that in the event of a dispute, the Agreement is subject to Spanish law.

The Agreement with Gamesa was undertaken to ensure that Notos and Gamesa could proceed with discussions to allow the exchange of technical and other information regarding Notos' plans and Gamesa's technologies. Gamesa is a major manufacturer of wind turbines.

We are aware that Ms. Carol Redmond of the Dow Jones News Service has published an article (on May 29, 2009) that is critical of our undertakings with Gamesa and has raised questions regarding the extent of our dealings with Gamesa. In an effort to respond to her comments, we have extended every invitation to her to speak with our counterpart at Gamesa and we have provided her with as much information regarding the Mutual Non-Disclosure Agreement as allowed under the Agreement. We cannot be certain that this has or will satisfy Ms. Redmond and her inquiries. In the event that Ms. Redmond has or develops further concerns or repeats her earlier comments, we stand ready to provide her with any additional information in any way that we can and we would hope that before she raises any doubts or uncertainties regarding our company and its activities that she would raise them with our management before drawing unwarranted conclusions and publishing statements that we believe are injurious to our small company. Because of our experience with Ms. Redmond, we cannot assure you that others will not publish similar articles that may cast unwanted and unwarranted aspersions upon our company and our management.

<Table of Contents>	7

Our review of the business and political environment of the Republic of Serbia has provided us with a strong incentive, to the extent that we are able, to undertake the efforts needed to implement our business plan.

Serbia is a democratic state comprised of Serbia proper and the two autonomous provinces of Vojvodina and Kosovo-Metohija. (http://www.srbija.gov.rs/pages/intro.php?id=5) Its population (excluding Kosovo) is approximately 7.37 million. (http://www.srbija.gov.rs/pages/article.php?id=6)

The country is located in the central part of the Balkan Peninsula, on an important transportation route linking Europe and Asia and occupying an area of 88,361 square kilometres at the cross-roads of central and southern Europe. The international roads and railways passing through Serbia make up the shortest link between Western and Central Europe, on the one side, and the Middle East, Asia and Africa, on the other. It is also in the West European time zone (one hour ahead of Greenwich Time). Its climate is temperate continental, with a gradual transition between the four seasons of the year. . The length of Serbia's border is 2114.2 km. To the East, Serbia borders with Bulgaria, to the North East with Romania, to the North with Hungary, to the West with Croatia and Bosnia and Herzegovina, and to the South with Albania and Macedonia. (http://www.srbija.gov.rs/pages/article.php?id=30)

While the country has had significant political upheaval during the last 19 years and its legal and political environment present some risks to us, we believe that Serbia's endowment of renewable energy resources is substantial and the clean energy industry is in its infancy.

Based on the assessments of our management and without any independent third party evaluation, we estimate that Serbia produced energy equal to 8.796 Mtoe (million tons of oil equivalent) and imported 6.139 Mtoe. Renewables made up only 5.6% of the country's primary energy supply during 2007. All of the renewable energy (9,928 GWh) was produced by hydro power plants. (Republic of Serbia - Ministry of Mining and Energy, "Renewable Energy Sources", May 2008)

And while there are great regional differences in the availability of wind energy in Serbia and significant differences are present even at small distances, we believe that the availability of wind energy in Serbia is greater in lower areas than in higher ones. The Northern part of Serbia is characterized by a strong local southeast wind (known, as "kosava"). ("Wind Energy Potential in the World and in Serbia and Montenegro"; Facta Universitatis (Nis): Elect. Energ. Vol 19, April 2006, page 53)

<Table of Contents>	8

The challenges we face are daunting.

Our review of the current Serbian Energy Policy sets out three crucial elements of sustainable development: competitive energy markets, environment protection, and energy efficiency and use of renewable sources. The Energy Law was adopted by the National Assembly of Serbia on July 22, 2004 and entered into force on August 1, 2004. Serbia's Energy Law currently regulates the following:

•	Energy policy objectives and the method of its implementation
•	Energy market organization and functioning
•	Conditions for regular and high quality consumer energy supply and for ensuring safe, reliable and efficient energy production
•	Management of energy transmission, transportation and distribution systems and the method of securing the smooth functioning and development of these systems
•	The conditions for and method of carrying out energy activities, energy efficiency and environmental protection conditions in carrying out energy activities
•	Monitoring of the implementation of the Energy Law

While the laws of Serbia may change in the future, there can be no assurance that the opportunities that we have identified will not later change or be reduced as a result of later legal and regulatory changes. In addition, our activities will likely be governed by the laws and courts of the Republic of Serbia.

Currently, there is only one producer and distributor of electrical power in the Republic of Serbia. It is known as Elektroprivreda Srbije (or "EPS"). This state-owned entity is the sole source for all electric power generation, distribution, and sales in the Republic of Serbia. Its activities include: electric power generation; electric power distribution and distribution system management; electric power trade; coal production, processing and transport; steam and hot water production in combined heating processes; water power utilization and services in river and lake traffic; wholesale trade in fuel and similar products; research and development; design, construction and maintenance of energy and mining plants; design, construction and operation of telecommunication facilities; engineering. (http://www.eps.rs/english.htm)

We selected the Republic of Serbia because we believe that the institutional and political framework present in Serbia when combined with the change in Serbia's laws on August 1, 2004, may allow us an opportunity to gain greater access to all energy systems and energy supply networks than that found in other comparable markets. This has resulted in greater liberalization of the energy market and, very significantly, we believe the likelihood of greater opportunities to generate and distribute energy from renewable energy sources, as these are defined under the laws of the Republic of Serbia.

We believe that another key element in entering the Serbian energy market is supply vs. demand. Since the year 2000, no substantial new electrical capacity has been introduced by EPS. (http://www.eps.co.rs/publikacije/godisnji_izvestaji/ENGCD%202007.pdf ; page 9) The past several years have seen similar levels of power generation, despite the increasing requirements of households and industry. We believe that if we achieve our 'privileged power producer' (renewable energy source producer) status allows for the sale of electrical energy directly to EPS, through a standardized power purchase agreement for all qualifying renewable energy facilities (Republic of Serbia - Ministry of Mining and Energy, "Renewable Energy Sources", May 2008).

<Table of Contents>	9

Under the current definitions adopted by the Ministry of Mining and Energy of the Republic of Serbia, we anticipate that we may become, upon implementation of our business plan, a 'privileged power producer' in that we would categorized as within the following definition: all renewable energy source producers of electricity except hydro-power plants and biomass power plants larger than 10 MW) - status allows for guaranteed grid access with the obligation on the local distribution company to purchase all the electricity produced. The sale of electrical energy directly to EPS would occur, through a standardized power purchase agreement for all qualifying renewable energy facilities. (Republic of Serbia - Ministry of Mining and Energy, "Renewable Energy Sources", May 2008).

In the event that we are able to implement our business plan and generate electricity, we would then be producing electricity from wind energy and be a qualified renewable energy source producer. In that event and absent any change in the laws of the Republic of Serbia, we would be assured that there would be a buyer for the electricity that we would then produce. As stated above and elsewhere in this Form 10, we face intense competition and intensely difficult financial and managerial limitations that, given our existing limited resources and our present and anticipated economic and financial environment, will likely limit our abilities and our opportunities.

This will ensure a buyer for the electricity we produce. In 2007, EPS spent over 6 billion euros purchasing electricity to supply Serbia's energy needs (EPS 2007 Financial Statements) and demand exceeded supply for eleven months of the year. (http://www.eps.co.rs/publikacije/godisnji_izvestaji/ENGCD%202007.pdf ; page 13) The undersupplied Serbian market requires much more domestic power generation that we may be able to provide. Our 20 MW facility will represent only 0.239% of the country's installed capacity and generate 70 GWh (gigawatt hour; unit of energy equal to one billion watt hours) or 0.180% of EPS current output. This opportunity may provide the basis for growth opportunities.

Currently, there are no wind power projects producing energy in Serbia. (Republic of Serbia - Ministry of Mining and Energy, "Renewable Energy Sources", May 2008). We believe that this may offer us a significant opportunity to become the first wind energy producer in Serbia and the opportunity to help shape the industry on a national level within Serbia. If we are successful in implementing the Serbian Joint Venture we may be the first to begin utilizing a small portion of the 2000+ MW of wind resources available by erecting the wind farm at Belo Blato. The wind energy potential is a conservative estimate used by management that represents only 20% of the 11,000 MW potential according to investigations made by experts from Agricultural Faculty and Faculty of Electronics from City of Belgrade (http://www.serbia-Energy.com/index.php?option=com_ content&view=category&layout=blog&id=14&Itemid=7)

<Table of Contents>	10

This requires that we complete steps to evaluate potential wind farm locations and fund an analysis of the proposed construction of a 20 MW wind power facility in the Republic of Serbia. A wind sensor tower has been erected on the Belo Blato project site that provides information on both the speed and the direction of wind flows. This process was completed at the end of the third quarter of 2009.

An analysis of the wind-flow data will enable us to determine the specific size and orientation of the wind turbines. The Company is in the process of obtaining two licenses - grid connectivity and production permission. After these two licenses are obtained, we anticipate that we will likely be responsible for all construction costs, while the joint venture partner (Notos) will be responsible for the licensing, construction, and managerial duties.

Licensing Requirements

If we are successful in these efforts and assuming no interruptions or difficulties in our plans, we will need to acquire two licenses: one for grid connectivity and another license for production permission. We anticipate that the license for grid connectivity is nearing approval and the license for production permission will likely require several weeks. These are only estimated time frames but they are based on discussions with EMS (the national transmission operator). The cost of a grid connectivity license is $21,000 and the cost of production license $35,000. Each license is an initial license and each is obtained via an application to EMS and the Federal Ministry of Energy, which typically requires three to six months to review and process the license application.

In the event that we obtain these licenses, we anticipate that we will likely be responsible for all construction costs, while the joint venture partner (Notos) will be responsible for the licensing, construction, and managerial duties. In order to finance the construction of the wind farm, our current plan is to approach sources of private capital and, if favorable market conditions allow, to raise the funds in one or more private or exempt offerings. However, given the current worldwide recession and the downturn in the financial markets, we cannot assure that we will obtain any such capital or, if we do obtain it, that it can be obtained on a timely basis or on terms that are reasonable in our current circumstances.

As currently planned and subject to our ability to implement our business plan and overcome the challenges, risks, and uncertainties that we face, we anticipate that we may be able to generate revenues by selling the electricity generated from the wind farm to EPS.

To do so, we would need to raise at least $7,200,000 of the funds that we have identified in our business plan and do so within 12 months. If we are successful in these efforts we would use the funds to develop the planned larger scale power plants to a total of 300 MW by 2013. We have not had any direct or indirect discussions with any sources of capital and we can not be assured that we may be able to obtain the necessary capital on a timely and reasonable basis that will allow us to take these steps. To the extent that we are able, we intend to work closely with administrative representatives of Republic of Serbia and seek tax incentives, legislative support for the expansion of wind power production, and support for the effective marshalling of wind resources critical for the expansion of electrical production.

<Table of Contents>	11

The Vojvodina AP region of Serbia is particularly attractive to us because two-thirds of this region has wind speeds that exceed 4 m/s (meters/second). The prerequisite constant level of 5 m/s can be found in several locations: Bela Crkva, Indija, Irig, Sombor, Novi Sad, Vrsac, and Sremska Mitrovica. (http://www.westbalkan.um.dk/NR/rdonlyres/608A27DA-EA77-4D0C-81A8-42A3EB67081A/0/SerbiaWindenergypotential.pdf ) Wind measurements in this region are of particular importance because the lowland terrain provides very reliable space extrapolation of measurements in a wide radius around the wind sensor (20 km to 30 km). The capital required to construct wind power facilities in this region is mitigated by several factors: a well developed electrical distribution network in Vojvodina reduces the costs for grid connection; the River Danube and road infrastructure allow for inexpensive transport of poles, blades, and generators to the building sites; and the lowland terrain reduces erection costs. Nonetheless, we anticipate that we will need to raise significant amount of additional capital if we are to implement these plans. These aspects have a significant impact on the prospects that may allow us achieve profitability in building and operating wind farms in the area. Vojvodina also has relatively low keraunic (thunder and lightning) level, which is also a relevant factor in selecting locations for a wind farm.

Currently, there are no wind power projects producing energy in Serbia. (Republic of Serbia - Ministry of Mining and Energy, "Renewable Energy Sources", May 2008). We believe that this offers us a significant opportunity to become the first wind energy producer in Serbia and the opportunity to help shape the industry on a national level within Serbia. There is an estimated regional wind energy potential of 10,000 MW ("Wind Energy Potential in the World and in Serbia and Montenegro"; Facta Universitatis (Nis): Elect. Energ. Vol 19, April 2006, page 60); also corroborated by experts from Agricultural Faculty and Faculty of Electronics from City of Belgrade (http://www.serbia-Energy.com/index.php?option=com_ content&view=category&layout=blog&id=14&Itemid=7).

If we are successful in implementing the Serbian Joint Venture, we may be the first to begin producing wind power from the Company's proposed 20 MW wind farm project - Belo Blato.

While there are no existing wind power projects producing energy in the Republic of Serbia, we cannot assure you that others enterprises who possess far greater financial and managerial resources will not establish a project that will adversely impact any ability that we may later have to establish our planned project. As a result and for the reasons expressed elsewhere in this Form 10, we do not possess the financial, managerial, or other resources that would allow us to implement our business plan and there can be no assurance that we will ever acquire any additional resources that would allow us to achieve any of the objectives or goals of our business plan either now or in the future.

<Table of Contents>	12

For these reasons, we believe that Vojvodina is an attractive location for our first planned wind farm project since it has an abundance of wind resources, low keraunic level, a well developed electrical distribution network, transportation infrastructure, and favorable building terrain.

Implementation of Our Business Plan

We continue to take appropriate steps, to the extent that we are able and consistent with our limited managerial and financial resources, to implement our business plan.

On April 23, 2009 we and our joint venture partner, Notos entered into a collaboration agreement with Electrawinds.  Electrawinds shares our interest in developing renewable electricity.  While our plans remain flexible, we are hopeful that we may be able to develop partnership with Electrawinds not only in the Republic of Serbia, but in other parts of Europe as well.  Electrawinds, a company formed in 1998, is the largest private company involved in the Belgian renewable energy market.   Electrawinds produces, sells and distributes green power generated from inexhaustible clean energy resources such as wind, sun and organic matter.   Apart from constructing and operating windmill farms, solar farms and biomass plants, Electrawinds also investigates and develops new renewable energy possibilities and applications.  Their numerous renewable energy projects are implemented independently or in cooperation with partners.

In May 2009 we initiated discussions Gamesa, a major manufacturer of wind turbines that also seeks to develop and build wind farms. We and our joint venture partner, Notos, have been negotiating with Gamesa on cooperation for the development of prospective wind power facilities.  While the outcome of these discussions is not yet certain, we remain interested in continuing these discussions in an effort to develop our relationship with Gamesa that may allow us participate in one or more joint ventures with Gamesa involving the generation of wind power.

Also in May 2009 we entered into discussions with GE Energy Development Group for South East Europe.  While these discussions were preliminary and we have no assurance that our negotiations will be successful or that any agreement will be achieved, representatives of GE Energy met with our joint venture partner, Notos, in Belgrade to exchange information on wind data collection and to discuss the future of wind power development in the Republic of Serbia.

In July 2009, we entered into two non-disclosure agreements. The first non-disclosure agreement that we executed was between us and our joint venture partner, Notos, on the one hand, and Gamesa Eolica S.L., on the other hand.

<Table of Contents>	13

The second non-disclosure agreement was between that we executed was between us and our joint venture partner, Notos, on the one hand, and Eletrawinds, on the other hand.

In all of these matters, we cannot assure you that our discussions and negotiations may result in any definitive agreements or if they do result in any agreements, that we will achieve an agreement that is financially acceptable to us. We remain a small company with limited financial and managerial resources and the outcome of any of these and any other negotiations and discussions that we have with third parties will likely be determined by variables and uncertainties that are beyond our control.

Trade Names, Trademarks and Service Marks

We may, as circumstances require, develop and implement Green Star Alternative Energy trademarks and/or service marks which will enhance a customer's ability to identify the Company, as well as the products and services to be offered by the Company.

Currently, we have not developed and implemented any trademarks and/or service marks, and therefore we have not filed any applications to register any trademarks and/or service marks. Furthermore, we are unaware of names similar to the trade names to be used by us which are used by other persons.

Our overall policy will be to pursue registration of our marks whenever possible and to oppose vigorously any infringement of its marks. There can be no assurance that if and when we develop and implement our trademarks and/or service marks, that such trademarks and/or service marks will afford protection against competitors with similar products and services. There can also be no assurance that our trademarks and/or service marks will not be infringed upon or designed around by others, or that we can adequately prosecute or defend any infringements.

Competition

Under current market conditions, all of the electricity generated in the Republic of Serbia is generated by Elektroprivreda Srbije (or "EPS"). Thus, EPS has a monopoly on electric power generation, sales, and distribution (through EMS, Elektromreza Srbije) within Serbia. However, under the laws adopted by Serbia, effective August 1, 2004, the country has openly encouraged private capital investors to participate in establishing and operating electric generation, distribution, and marketing.

Serbian Energy Law states the following long-term objectives as the bases for Serbian energy policy: secure, quality, and reliable supply of energy and energy carriers; stimulation of market competition based on principles of non-discrimination, transparency, and stimulation of competitiveness of the economy in the Republic of Serbia; creation of conditions for safe and reliable operation and functioning of energy systems; creation of transparent, attractive, and stable conditions for investments into building, revitalization, and upgrading of energy-related facilities and systems, as well as creation of conditions for their connection to energy systems of other countries; stimulation of renewable energy sources; decentralization of rights and responsibilities in planning and execution of development programs in the energy sector.

<Table of Contents>	14

Regulatory Aspects

The new institutions founded according to Serbian Energy Law are the Energy Agency of the Republic of Serbia (SEA), the Energy Efficiency Agency (SEEA), and the Energy Association. The Energy Association works under the industry sector of the Serbian Chamber of Commerce and is responsible for the following: development of the energy sector; initiation and drafting of laws, sub-laws, and regulations relevant to the energy sector; monitoring the international funding of the Serbian industry; monitoring the inflow of foreign investments and overseeing the process of electricity market liberalization.

The Energy Association is working proactively with foreign companies wishing to do business within the Republic of Serbia. They provide the necessary support and guidance through the various processes of licensing and regulatory approval. Consent for the construction of wind farms is required on multiple levels. Federal permission to produce electricity is mandatory; regional (municipal) authorization for building a wind farm; design and implementation of the technologies is overseen by EMS (Elektromreza Srbije), Serbian Transmission System and Market Operator.

Although the regulatory process is not brief, we anticipate that it will be not onerous. To the extent that we are able, we may benefit from the strategic joint venture with the Serbian clean energy company Notos. Their expertise may allow us to complete the licensing process in a shorter time frame. Nonetheless, the regulatory environment of any country is subject to the uncertainties of the political process, we cannot give any assurances that we will be successful in achieving our regulatory objectives within any forecasted time frame.

SEPA (Serbia Environmental Protection Agency) monitors the parameters of the state of the environment, pollutants, and cadastre. As such, SEPA determines initial site feasibility but has no on-going involvement with wind energy facilities.

In the event that we are successful and upon connecting to the electrical distribution network, we anticipate that we will benefit from the feed-in-tariffs made available to "privileged power producers" (Republic of Serbia - Ministry of Mining and Energy, "Renewable Energy Sources", May 2008). The feed-in-tariffs will provide a greater sale price for the electricity produced by renewable energy sources as opposed to conventional methods of energy production. The exact price that the national utility, EPS, will pay to "privileged power producers" has not yet been determined, but based on public statements from the Serbian Ministry of Energy proposed legislation will provide the Company with and be subject to the power purchase agreement with the national utility, EPS, which will to buy the electricity we generate at the initial price of 0.10 Euro per kWh (kilowatt hour).

In all of our efforts, we are conscious of the need to work within the existing regulatory framework and undertake precautions to achieve and maintain compliance with the rules and regulatory environment of the Republic of Serbia. And although we are committed to these objectives, we cannot be assured that we will, at all times, achieve and maintain compliance with the regulatory burdens placed upon us. In the event that we are not successful, we may incur significant delays and interruptions in executing our business plan and as a result, we may incur significant and protracted expenses and losses thereby.

<Table of Contents>	15

Recent Regulatory Challenges and Adverse Publicity

In June 2009, we were informed by PinkSheets that a "skull and cross bones caveat emptor" warning was listed in connection with our stock at the PinkSheets website and that this warning moniker was bestowed upon us because the British Columbia Security Commission ("BCSC") had determined that we had not fulfilled our obligation to file certain information and forms with the BCSC and pay the BCSC an annual fee of $1,600.

While PinkSheets informed us of the BCSC actions, we were unaware of the existence of any proceeding, hearing, or other inquiry conducted by the BCSC relating to or involving our affairs. Moreover, we never received any notice that any such proceeding, hearing or inquiry was or would be held nor were we given any opportunity to examine any evidence or make any legal arguments regarding these matters and in defense of our legal interests.

While we believe that the actions of the BCSC were in error and that BCSC acted without attempting to provide us with a modicum of procedural due process that would allow us to assert our legal rights, we are not in a position to divert our limited financial resources to assert our legal rights to contest this unilateral action taken by the BSCSC. Moreover, we believe that the import of the action taken by the BCSC is of limited concern.

While we have not, since June 2009 received any further communications from the BCSC and we are still unaware of the basis upon which the BCSC made a determination that we had violated any rules that they may have, we are aware that PinkSheets and other news services will report information and make determinations as to what symbols and warnings are appropriate as they determine. We are not in a position to expend significant resources to examine, question, or refute these actions.

In all of these circumstances and based on this experience, we anticipate that until such time as we may gain admission to the Bulletin Board market, we may face adverse actions by the BCSC (or possibly from other public or private source either in Canada or some other jurisdiction) or from other persons which may result in PinkSheets placing the "skull and cross bones caveat emptor" warning with respect to us and our Common Stock. We cannot assure you that in that event we will not incur other and more significant costs, difficulties, legal fees, and other consequences which may serve to materially and adversely impact our capabilities as a small, publicly-traded company.

We discovered on June 19, 2009 that the Vancouver Sun, a newspaper in Vancouver, published an article about us wherein it suggested that we have some relationship with Equity Alliance International. While we were distressed by the reporter who made these assertions and the implied adverse inferences that he presented, we do not have any relationship, agreements or understandings, oral or written, directly or indirectly with this entity.

<Table of Contents>	16

While we were distressed by the reporter who made these assertions and the implied adverse inferences that he presented, we do not have any relationship, agreements or understandings, oral or written, directly or indirectly with this entity.In this light we are entirely aware that as a small company with limited resources we may continue to be the target of adverse and damaging insults which will likely have a material adverse impact on our company and the trading market for our common stock. We are not certain as to why these actions are being taken against us and we cannot assure you that we will be able to effectively repair the damage that these comments will, if they occur, will have in the future.

Reassessment and New Business

As stated above and in 2005 and 2006 we generated revenues from our seminars and workshops, however in 2007, our management reassessed their business plans and in May 2008 we changed our corporate focus and elected new officers and directors with the result that we abandoned the business of offering travel and educational seminars and workshops.

On July 3, 2008 and due to the efforts of our new management, our stockholders approved an amendment to our Articles of Incorporation so that, as amended, we changed our corporate name to Green Star Alternative Energy, Inc. and increased the authorized common stock to 200,000,000 shares via a five-for-one forward split of our Common Stock.

On September 30, 2009, we declared a three (3) for four (4) stock dividend. (That is, three New Shares of our Common Stock were paid for every four Old Shares held.) The Record Date for payment of the dividend was later established as January 29, 2010.

Administrative and Operational Offices

We currently maintain a U.S. office at 1660 Hotel Circle North, Suite 207, San Diego, CA 92108-2808. The telephone number is (866) 955 4723. This facility is provided to us by our U.S. attorney.

Employees

We currently have two part-time employees each of whom are our officers and directors. We anticipate that, as circumstances and market conditions allow, we will likely hire additional staff as necessary.

Reports to Security Holders

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 101 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. The Company's internet address is www.greenstarae.com.

<Table of Contents>	17

Item 1A.  Risk Factors

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

Our business organization and existing debt and obligations on our balance sheet all involve elements of substantial risk. In addition, our assets (which primarily and currently composed of wind sensors) and our future operations will likely be concentrated in a joint venture operating in the Republic of Serbia. As a result, many of these risks arise from factors over which we will have little or no control. Some adverse events may be more likely than others and the consequence of some adverse events may be greater than others. No attempt has been made to rank risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere, any purchaser of our Common Stock should also consider the following factors.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $176,596 in net losses during the year ending December 31, 2009 and we anticipate that we will likely incur losses in 2010 as well. We anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the Serbian Joint Venture, administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expense and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

All of our assets will be concentrated in Serbia; Serbia is not a member of the European Union.

If we are successful in raising additional capital and in implementing our strategy, all of our assets and operations will be located in the Republic of Serbia and we will be subject to the laws, political environment, and other risks and uncertainties. Our current assets consist primarily of the wind sensors that we acquired in October 2008. Serbia is not a member of the European Union and there can be no assurance that it will be admitted as a member of the European Union at any time in the near future. As a result, the legal, political, and financial environment of Serbia possesses significantly greater risks than that found within the European Union. In addition, our assets are invested in our joint venture with Notos, d.o.o. and Sirius Regulus, d.o.o. both of which are limited liability companies domiciled in the Republic of Serbia. While we believe that this is prudent and appropriate in our current circumstances, in the event that we are not successful, we will likely incur substantial and protracted losses since we lacks diversification and an investor who purchases our Common Stock may have no real ability to gain the return of their investment.

<Table of Contents>	18

Uncertainties & Lack of Revenues & Likelihood of Continued Uncertainty.

While we have expended substantial resources to implements our strategy to participate in the renewable "clean energy" industry through joint ventures, partnerships, and other arrangements, there can be no assurance that the Company will be successful in these efforts or if we are successful, that we will generate and maintain revenues sufficient to sustain profitable operations with positive cash flow.

If we should generate any revenues, our revenues may be inconsistent or at a sufficient level, creating a liquidity risk.

If we are successful in generating revenues, the level of any revenues may not be consistent or sufficient for extended periods, which can result in significant liquidity risk for the company.

Our current financial structure has resulted in a heavy dependence on debt financing and we have limited cash, limited working capital, and minimal equity.

We have, as of December 31, 2009, an aggregate of $333,158 in outstanding debt. We anticipate that we will, over the next twelve months, seek to raise at least $7,200,000 in additional capital for operating, marketing, and working capital needs; however, we have not determined how we will do so or the likelihood of any efforts to obtain any additional capital.

Qualified Auditor's Opinion: Doubt as to Our Company as a Going Concern.

Our independent public accountants issued a qualified opinion on our financial statements for the year ended December 31, 2009 with respect to uncertainties concerning our ability to continue as a going concern.

If we implement our business plan, we will depend on the availability of transmission lines with adequate capacity.

If we are successful in implementing our business plan, then we expect to generally depend on electric transmission lines owned and operated by third parties to deliver the electricity we will sell.  Our wind energy projects may have limited access to interconnection and transmission capacity.  While we anticipate that we will resolve any of these problems, we may not be able to secure access to the limited available interconnection or transmission capacity at reasonable systems upgrade cost, or at all.  Since an agreement must be in place before any construction or turbine costs are incurred, this is a risk that we face.

<Table of Contents>	19

If we are successful in implementing our business plan, business will depend on locating and obtaining control of suitable operating sites.

Wind energy projects require wind conditions that are found in limited geographic areas and particular sites. Further, wind energy projects must be interconnected to electricity transmission or distribution networks in order to deliver electricity. Once we have identified a suitable operating site, our ability to obtain requisite land control or other land rights (including access rights, setback and/or other easements) with respect to the site is subject to growing competition from other wind energy producers that have sufficient financial capacity to research, locate and obtain control of such sites and to obtain required electrical interconnection rights. Our competitors may impede our development efforts by acquiring control of all or a portion of a project site we desire to develop or obtaining a right to use land necessary to connect a project site to a transmission or distribution network. If a competitor obtains land rights critical to our project development efforts, we could incur losses as a result of stranded development costs. If we succeed in securing the property rights necessary to construct and interconnect our projects, such property rights must be insurable and otherwise satisfactory to our financing counterparties. Obtaining adequate property rights may delay development of a project, or may not be feasible. Any failure to obtain insurable property rights that are satisfactory to our financing counterparties would preclude our ability to obtain third-party financing and could prevent ongoing development and construction of the relevant projects.

Our wind energy projects' use and enjoyment of real property rights obtained from third parties may be adversely affected by the rights of lien holders and lease holders whose rights are superior to those of the grantors of these real property rights.

We anticipate that our planned wind energy site will be located on land occupied pursuant to various easements and leases. Our rights pursuant to these easements and leases allow us to install wind turbines, related equipment and transmission lines for the projects and to operate the projects. Under the laws of the Republic of Serbia, the ownership interests in the land subject to these easements and leases may be subject to mortgages securing loans or other liens (such as tax liens) and other easement and lease rights of third parties (such as leases of oil, gas, coal or other mineral rights) that were created prior to our easements and leases. As a result, our rights under these easements or leases may be subject and subordinate to the rights of such third parties.

A default by a landowner at a wind energy site could result in foreclosure of the landowner's property and thereby terminate any easements and leases that we obtain and which are required to operate the project. Similarly, it is possible that another lien holder, such as a government authority with a tax lien, could foreclose upon a parcel and take ownership and possession of the portion of the project located on that parcel. In addition, the rights of a third party pursuant to a superior lease could result in damage to or disturbance of the equipment at a project, or require relocation of project assets.

If our wind energy project were to suffer the loss of all or a portion of its wind turbines or related equipment as a result of a foreclosure by a mortgagee or other lien holder of a land parcel, or damage arising from the conduct of superior lease holders, our operations and revenues could be adversely affected.

<Table of Contents>	20

Development of wind projects is dependent on the availability of turbines and turbine financings.

Wind energy projects require delivery and assembly of turbines. The prices of turbines and electrical and other equipment have increased in recent years and may continue to increase as the demand for such equipment increases more rapidly than supply, or if the prices of key components and raw materials used to build the equipment increase. We may encounter supply and/or logistical issues in securing turbines due to the limited number of turbine suppliers and current high demand for turbines. We may not be able to purchase a sufficient quantity of turbines from suppliers, and suppliers may give priority to other customers. Turbine suppliers may delay the performance of or be unable to meet contractual commitments, or components and equipment may be unavailable, which would have a material adverse effect on our business, financial condition and results of operations.

In addition, we expect to require third-party turbine supply loans or other financing for our turbine purchases, which account for the majority of the total cost of a wind energy project. An inability to obtain such financing on attractive terms in the future may preclude us from obtaining additional turbines, severely limiting our growth.  Moreover, a significant increase in the cost of obtaining such financing could have a material adverse effect on the investment returns we may be able to achieve.

In addition, spare parts for wind turbines and key pieces of electrical equipment may be unavailable to us. If we were to experience a serial failure of any spare part we would incur delays in waiting for shipment of these items to the site.

We anticipate that if we can implement our business plan, and if we purchase turbines, we also enter into warranty agreements with the manufacturer. Damages payable by the manufacturer under these agreements are typically subject to an aggregate maximum cap that is a portion of the total purchase price of the turbines. Losses in excess of these caps will be our responsibility. Since our turbine warranties generally expire within a certain period of time after the turbine delivery date or the date such turbine is commissioned, we may lose all or a portion of the benefit of the warranties if we are unable to deploy turbines we have purchased upon delivery.

<Table of Contents>	21

The design, construction and operation of wind energy projects are highly regulated and the failure of being granted operating and construction permits could materially adversely affect our business, financial condition and results of operations.

While we are optimistic that we are positioned to implement our business plan in the Republic of Serbia, we anticipate that the design, construction and operation of any wind energy project is and likely will remain a highly regulated activity requiring various material governmental and regulatory approvals and permits initially and on a continuing basis. Procedures for the granting of operating and construction permits vary by jurisdiction and certain jurisdictions may deny requests for permits for a variety of reasons. Further, we may not be able to renew construction and operating permits when required. Failure to procure and maintain the necessary permits may prevent ongoing development, construction and continuing operation of our projects. In addition, in some circumstances we may have to commence construction prior to obtaining all required permits, which exposes us to the risk that we may subsequently be unable to secure all of the permits required to complete the project. If this were to occur, we could experience considerable losses as a result of our prior investment.

Our Common Stock is Subordinate to Existing and Future Debt:

All of our Common Stock is and will remain subordinate to the claims of our existing and future creditors. As of December 31, 2009, we had $333,158 shown as Total Liabilities on our Balance Sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Due to a limited public market our Common Stock may not be easily sold.

There is a limited trading market for our Common Shares, and there is no guarantee that a continuous liquid trading market will subsequently develop. All of our Common Shares are traded only on the non-OTC Pink Sheets Market and there can be no assurance that the Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. The U.S. Securities and Exchange Commission requires that any company whose securities are traded on the Bulletin Board Market file a Form 10 with the Commission and become a "reporting company" and thereby become subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934. While we have filed Form 10 (and two amendments thereto) with the Commission, there can be no assurance that we will, if we gain trading privileges on the Bulletin Board Market, be successful in complying with the requirements to retain trading privileges for our Common Shares on the Bulletin Board.

Control of our Company is held by management.

Our present directors and officers hold the power to vote an aggregate of about 38% of our Common Shares as of December 30, 2009. As a result, any person who acquires our Common Shares will likely have little or no ability to influence or control the Company.

<Table of Contents>	22

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

If we are successful, our anticipated wind energy project revenues will likely be highly dependent on suitable wind and associated weather conditions.

We anticipate that our anticipated wind energy and revenues generated at the planned Belo Blato wind energy project will be highly dependent on climatic conditions, particularly wind conditions, which are variable and difficult to predict. Turbines will only operate within certain wind speed ranges that vary by turbine model and manufacturer, and there is no assurance that the wind resource at any given project site will fall within such specifications.

While we believe that the quality of the Belo Blato wind resources at the site are sufficient, we have not obtained any third party evaluation. We anticipate that our investment decisions will not be made on the basis of any third party review or evaluation. We plan to use the wind data that we gather to develop projections of the wind energy project's performance, revenue generation, operating profit, debt capacity, tax equity capacity and return on investment, which are fundamental elements of our business planning. Wind resource projections at the start of commercial operations can also have a significant impact on the amount of third-party capital that we can raise, including the expected contributions by tax equity investors. However, actual climatic conditions at a project site, particularly wind conditions, may not conform to the findings of these wind studies, and, therefore, our wind energy projects may not meet anticipated production levels, which could adversely affect our forecasted profitability. In addition, global climate change could change existing wind patterns; such effects are impossible to predict.

Volatile natural gas prices may adversely impact the market price for electricity.

Natural gas is one of the major sources of energy for the generation of electricity in Europe and in the Republic of Serbia.  The price for natural gas has been very volatile in recent months and years, with temporary highs in June-July of 2008 that were four times the prices in January 2002.  Since June 2009 through February 2010, the prices for natural gas used in electricity generation have fallen back to levels seen in December 2007 and January 2008.  It is not possible to reliably predict what the price behavior for natural gas will be in the future.  If prices continue to fall, they will adversely impact the economics for wind power, since natural gas-based generation is one of the chief competitors to wind energy.  While there can be no assurance, in the long term we expect that the continuing need to control greenhouse gas emissions, and the fact that all fossil fuels are a finite resource, will allow wind power to continue to compete favorably with natural gas.

<Table of Contents>	23

A sustained decline in market prices for electricity may materially adversely affect our revenues and the growth of our business.

We may not be able to develop or operate our pipeline of development projects economically if there is a sustained material decline in market prices for electricity. Electricity prices are affected by various factors and may decline for many reasons that are not within our control, including changes in the cost or availability of fuel, regulation and acts of governments and regulators, changes in supply of generation capacity, changes in power transmission or fuel transportation capacity, seasonality, weather conditions and changes in demand for electricity. In addition, other power generators may develop alternative technologies to produce power, including fuel cells; clean coal and coal gasification; micro turbines; photovoltaic (solar) cells or tidal current based generators, or improve upon traditional technologies and equipment, such as more efficient gas turbines or nuclear or coal power plants with simplified and safer designs, among others. Advances in these or other technologies could cause a sustained decline in market prices for electricity. If there is a sustained decline in the market prices of electricity, we may not develop and construct our pipeline of development projects and grow our business, and/or we may not be able to operate completed projects economically, which would have a material adverse effect on our revenues.

While we will explore the viability of hedging against the possible drop of local electricity prices, in our anticipated spot market solid hedging instruments (with high correlations to the local power market price histories) may not be available, which would represent an overall risk to the success of the business model, and is a possible barrier to achieving project financing.

The continuing recession in Europe and in the Republic of Serbia will adversely affect the price of electricity in the near term which could result in reducing our ability to raise additional capital.

As Europe and the Republic of Serbia continue in recession, all prices in the economy, including the price of electricity, will experience downward pressure. To the extent that this recession continues, it will likely reduce our ability to raise additional capital.

Since we are dependent upon our management, we may incur losses if we lose one or more members of management; and we have no "key man" insurance on any management and no plans to obtain any such insurance.

We believe that our success will depend, to a significant extent, on the efforts and abilities of Peter Gilcud and Jesse M. De Castro, our sole corporate officers. We have no present plans to obtain key man life insurance on the life of Jesse M. De Castro or Peter Gilcud and it is unlikely that we will obtain any such insurance in the future. In the event that either of them are unable to perform their duties, our business may be adversely impacted. Both Mr. Gilcud and Mr. De Castro have other full-time employment and are only able to devote a limited amount of time to the Company's affairs. As a result, the management of the Company is limited and they are not able to devote the time and attention to evaluating matters that may have a significant impact on the Company. If we grow, we will need to hire additional management and our ability to employ suitable management at an acceptable cost, in light of our limited financial resources, can not be assured. The loss of the services of Mr. Gilcud or Mr. De Castro could have a material and continuing adverse effect on us. Our success also depends upon our ability to attract and retain qualified employees. Hiring to meet our anticipated operations will require that we assimilate four new employees during a relatively short period of time.

<Table of Contents>	24

We have not obtained any independent evaluation of business strategy which may cause us to underestimate the difficulties that we face and fail to take appropriate action to avoid losses.

We have not obtained any independent evaluation of our s Business Plan and our proposed business strategy. There can be no assurance that our plans or proposed strategy will generate any revenues, or if revenues can be generated, that they can be generated at a level to achieve or maintain profitability, positive cash flow or both. As a result, we may have underestimated the difficulties, costs, and barriers that we face which may cause us to incur significant losses in the future.

Our management has no experience in the renewable wind energy business.

Neither Mr. Gilcud nor Mr. De Castro have any in renewable energy systems. As a result, we may be facing problems of unknown duration and magnitude such that investors should be prepared to lose their entire investment.

We anticipate that we will need to raise significant additional capital in the future to meet the needs of our business and repay existing debt and we cannot assure you that we can raise this capital.

Our success will be dependent upon our ability to raise approximately $7,200,000 in additional capital on favorable terms and otherwise our ability to meet anticipated monthly cash funding requirements of $60,000.  We have received no commitment from any underwriter or other source of capital that any additional capital will be provided to us.  If we are not successful in raising the additional capital, we will likely be unable to build the wind farm and, as a result, incur additional losses thereby.  There can be no assurance that we will be successful in completing any needed transaction or in obtaining any additional financing.  And if any such transaction or financing is completed, there can be no guarantee that it can be completed on terms that are reasonable in light of our current circumstances.

<Table of Contents>	25

We have no plans to pay any dividends on our Common Stock.

The date of January 29, 2010 was set as the Record Date for the stock dividend of three (3) New Shares for every four (4) Old Shares held as of the Record Date. And while we believed that the stock dividend served to support our stockholders, we do not anticipate that we will pay any cash dividends on our Common Stock at any time in the foreseeable future.

We have financed the Company in part by issuing promissory notes to Jesse M. De Castro.

We have issued unsecured promissory notes to Jesse M. De Castro, our Chief Financial Officer, Secretary, Treasurer and Director of the Company in consideration of our receipt of needed cash investments from him. While each of these promissory notes may be prepaid without penalty and carry an interest rate of 7%, these financial obligations are significant in light of our existing limited assets. All of these Notes have been extended, by oral agreements, for one additional year past their existing maturity dates.

We issued a secured promissory note to purchase our wind sensors which is secured by them.

We issued a secured Promissory Note to Seal Commercial, S.A. in connection with our purchase of wind sensors (meteorological towers used to measure wind velocity). The secured promissory note was issued on September 25, 2009 and is secured by the wind sensors. While the promissory note may be prepaid without penalty at any time and carries a 7% interest rate and all accrued and unpaid interest and principal are due on September 25, 2009, substantially all of our assets serve as collateral for this promissory note. However, the maturity date of this Note was extended to March 2011.

We face continuing conflicts of interest and we cannot assure you that we will be successful in resolving existing and future conflicts of interest.

We have issued several promissory notes to Jesse M. De Castro, our Chief Financial Officer, Secretary, Treasurer and Director of the Company and we have entered into an employment agreement with him.

A conflict of interest arises whenever a party has an interest in both sides of a transaction. We anticipate that we will likely have transactions with one or more persons where a conflict of interest can be said to exist. Further, while we believe that these transactions were fair to the Company and were entered into on terms that would be substantially no different than the terms that the Company would obtain if it had entered into the same or similar transactions with a third party, there can be no assurance that we have been successful in resolving the conflicts of interest associated with each of these transactions or that we will be successful in resolving conflicts of interest in the future.

<Table of Contents>	26

Technological changes in the energy industry could render existing wind energy projects and technologies uncompetitive or obsolete.

The energy industry, and especially the renewable energy industry, is rapidly evolving and is highly competitive. Technological advances may result in lower costs for sources of energy, and may render any wind energy project and technologies that we develop as uncompetitive or obsolete. In general, wind parks have a long life (generally about 20 years), and cannot easily, or without substantial expense, be upgraded to new turbine technology.  Our inability or failure to adopt new technologies as they are developed could have a material adverse affect our business, financial condition and results of operations.

We are not diversified in our business and assets and we are not likely to become diversified in the future.

Our proposed business involving the proposed operation of wind energy generation and distribution facilities located in the Republic of Serbia and will not provide any diversification. If we are successful, all of our business and assets will be concentrated in the same industry and remain in the Republic of Serbia.

Negative public or community response to wind energy projects may adversely affect our ability to construct our projects.

There has been negative public and/or community response to wind energy projects in some parts of Europe and such factors may adversely affect our ability to construct our planned project in the Republic of Serbia. In addition, legal challenges may result in an injunction against construction or operation, impeding our ability to place projects in operation according to schedule, meet our development and construction targets or generate revenues. An increase in opposition to the granting of permits or unfavorable outcomes of such challenges could materially and adversely affect our development plans.

If we are successful in raising additional capital, our existing stockholders will incur significant dilution.

If we are successful in raising additional funds, we will likely significantly dilute our existing stockholders. While there can be no guarantee that we will be successful in raising additional capital (or if we are successful, that it can be raised on terms that are reasonable in light of our current circumstances), if we are successful in obtaining any additional capital, existing stockholders may incur significant dilution that would permanently reduce their percentage interest in the Company and their ability to influence or control our affairs.

The market price of our Common Stock may be adversely impacted by stockholders who publicly re-sell their restricted stock pursuant to Rule 144.

As of December31, 2009 we had 10,000,000 shares (17,500,00 shares after the January 29 2010 dividend) of our Common Stock outstanding as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 (the "1933 Act") or other applicable exemptions from registration. In general, and the revised Rule 144 (as revised by the Securities and Exchange Commission effective February 15, 2008), a person who is not an "affiliate" (as defined by Rule 144(a)(1)) of the Company is required to hold restricted securities for a period of one year from the date at which the securities were acquired. After that date, the restricted securities legend may be removed and the securities may be publicly re-sold. In that light, possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of our Common Stock if any liquid trading market develops.

<Table of Contents>	27

Our Stock is a "Penny Stock" which serves to limit its retail trading market.

Trading in our Common Stock is limited. Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our Common Stock. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock.

The Commission has adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and, if the broker/dealer is the sole market maker, the broker/dealer must disclose this fact and its control over the market. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets has been in operation for at least three years ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor, and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives. The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

<Table of Contents>	28

Our planned operations will be located in a foreign country.

All of our property interests and all of our operations are to be initially concentrated in the Republic of Serbia. The risk of doing business in a foreign country could adversely affect our results of operations and financial condition. We face risks normally associated with any conduct of business in foreign countries, including various levels of political and economic risk. The occurrence of one or more of these events could have a material adverse impact on our current and future operations which, in turn, could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition. These risks include the following:
•	prevalence of various diseases;
•	security concerns;
•	adverse weather such as rainy season;
•	labor disputes;
•	uncertain or unpredictable political and economic environments;
•	war and civil disturbances;
•	changes in laws or policies;
•	electricity policies;
•	monetary policies;
•	unlinking of rates of exchange to world market prices;
•	environmental regulations;
•	labor relations;
•	return of capital;
•	taxation;
•	delays in obtaining or the inability to obtain necessary governmental permits;
•	governmental seizure of land or limitations on ownership;
•	institution of laws requiring repatriation of earnings;
•	increased financial costs;
•	import and export regulations; and
•	establishment of foreign exchange regulations.

Any such changes may affect our planned operations and ability to undertake efforts to implement our business plans in respect of present and future properties in the manner currently contemplated, as well as its ability to explore and eventually develop and operate alternative energy properties in which we have an interest Certain changes could result in the confiscation of property by nationalization or expropriation without fair compensation. We have no plans to diversify our short-term planned operations or business to any other country and we do not anticipate that we will diversify our operations or business outside of the Republic of Serbia at any time in the foreseeable future.

<Table of Contents>	29

We will need to obtain and maintain governmental permits and licenses.

If we can raise the projected $7.2 million in additional capital and if we are able to successfully implement our business plan, our current and planned operations will require permits and licenses from various governmental authorities. If we are unable to obtain and maintain such requisite permits, licenses and approvals, our business operations and ability to become profitable may be adversely affected. Such permits and licenses are subject to change in regulations and in various operating circumstances. We cannot assure you that we will be able to obtain or maintain in force all necessary permits and licenses that may be required at economically justifiable costs. Further, our planned activities in the Republic of Serbia are subject to initial and continuing government approvals. In all such cases such approvals are, as a practical matter, subject to the discretion of the government of the Republic of Serbia or governmental officials. No assurance can be given that we will be successful in maintaining or obtaining any or all of such approvals. Our inability to obtain and maintain the requisite permits, licenses and approvals could materially and adversely affect our operations and ability to become profitable. In the event of any adverse governmental action against our Company or the permits, licenses, and approvals that we currently hold, we may incur protracted and significant losses which could result in the total loss of the value of our Common Stock. For these and other reasons, a purchaser of our Common Stock must be prepared to accept the total loss of their investment.

If we are able to implement our business plan, we will be exposed to foreign currency exchange rate risks.

If we can raise the projected $7.2 million in additional capital and if we are able to successfully implement our business plan, our planned revenues will be generated in the form of Serbian Dinars. If applicable currency exchange rates fluctuate, our revenues and results of operations may be materially and adversely affected. We anticipate that we will also incur a significant amount of our expenses payable in Serbian Dinars. As a result of the required utilization of the Serbian Dinar, our financial performance is affected by fluctuations in the value of the Republic of Serbia Dinar to the U.S. Dollar. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

<Table of Contents>	30

We have only two officers and directors and we remain dependent upon them both of whom are only part-time employees.

Our success depends to a great extent upon the continued successful performance of Mr. Peter Gilcud and Mr. Jesse M. De Castro, both of whom are only part-time employees. If Mr. Gilcud or Mr. De Castro are unable to perform their duties for any reason, our ability to implement our business plan will be materially adversely effected. We do not have a key man life insurance policy on the life of Mr. Gilcud or Mr. De Castro and we have no plans to acquire any key man life insurance in the future.

Investors have a limited ability to enforce civil liabilities.

Substantially all our assets are located outside of the United States, and certain of our directors and officers are resident outside of the United States. As a result, it may be difficult or impossible to enforce judgments granted by a court in the United States against our assets or our directors and officers residing outside of the United States.

We rely upon the internal controls that we have developed.

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

We face continuing compliance challenges imposed on us by Sarbanes Oxley and this may hinder our ability to attract and retain qualified officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in the United States in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. As a public company, we are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted n a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Sarbanes Oxley 404 compliance, is a costly and time-consuming process and there can be no assurance that we will continue to be compliant. We have limited internal and external resources to devote to maintaining SOX 404 compliance and there can be no assurance that we can maintain compliance. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

<Table of Contents>	31

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We currently do not own any real estate. We do maintain an office in the United States as a courtesy of our U.S. legal counsel. The office is provided rent-free and is located at 1660 Hotel Circle North, Suite 207, San Diego, California 92108.

Item 3.  Legal Proceedings

We are not a party to any pending legal proceedings, and no such proceedings are known to be threatened or contemplated.

Item 4.  Submission of Matters to a Vote of Security Holders

None

<Table of Contents>	32

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information:  Our common stock is listed for trading with a trading symbol "GSAE" on the "Pink Sheets" market (``GSAED`` on the ``Pink Sheets`` after the January 29 2010 dividend), a quotation service that displays sale prices, and volume information for transactions with market makers in over-the-counter ("OTC") equity securities. All such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Trading in our common stock is limited and sporadic and there can be no assurance that any liquid trading market will develop or, if it does develop, that it can be maintained.

Based on information obtained from the Pink Sheets, the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended December 31, 2008, December 31, 2009 are set forth in the table below:

	Price Range

	High($)	Low($)

Quarter ended 12/31/07 (1)	N/A	N/A

Quarter ended 3/31/08	$ N/A	$ N/A
Quarter ended 6/30/08	$ N/A	$ N/A
Quarter ended 9/30/08	$4.00	$1.50
Quarter ended 12/31/08	$2.49	$1.10

Quarter ended 3/31/09	$2.45	$0.50
Quarter ended 6/30/09	$3.50	$2.55
Quarter ended 9/30/09	$1.79	$0.20
Quarter ended 12/31/09	$0.94	$0.18

(1) Quotation information is not applicable for the period ending December 31, 2007, in that the Company was only listed on the Pink Sheets for trading on September 10 2008.

Currently, there are six broker-dealers making a market in our common stock. On February 12, 2010, the closing bid and ask prices of our common stock as published on the OTCBB were $0.09 and $0.08 per share, respectively.

Holders:  As of February 12, 2010, there were approximately 13 holders of record of our Common Stock.

Dividends:  Effective January 29, 2010 and as the Record Date of January 29, 2010, we paid a dividend of three new shares of our common stock for every four shares of our common stock outstanding. That is, we issued seven (7) New Shares for every Three (3) Old Shares held as of the January 29, 2010 Record Date.

<Table of Contents>	33

We have not paid any cash dividend to date, and we have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under the Nevada Statutes. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Recent Sales:  We had the following stock and promissory note issuances during the periods ending December 31, 2008 and December 31, 2009.

On May 23, 2008, our Board of Directors issued 2,000,000 shares of the Company's Common Stock to De Castro Investments, Inc. (which, due to the July 2008 forward split of the Company's Common Stock, became 10,000,000 shares of Common Stock). De Castro Investments, Inc. is owned and controlled by Jesse De Castro, the Company's Chief Financial Officer, Secretary, and Director.

On August 30, 2008, our Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro (the Company's Chief Financial Officer, Secretary, and Director) in the amount of $20,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid without penalty at any time and carries a 7% interest rate and all accrued and unpaid interest and principal are due on August 30, 2009 (which was subsequently extended to the new maturity date of August 30, 2011).

On November 10, 2008, our Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro in the amount of $15,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on November 10, 2009 (which was subsequently extended, by an oral agreement to the new maturity date of November 10, 2010). Mr. De Castro is the Company's Chief Financial Officer, Secretary, and Director.

On November 25, 2008, our Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro (the Company's Chief Financial Officer, Secretary, and Director) in the amount of $30,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on November 25, 2009 (which was subsequently extended by an oral agreement to the new maturity date of November 25, 2011).

On December 12, 2008, we entered into a joint venture agreement with Notos, d.o.o., a limited liability company domiciled in the Republic of Serbia and with Sirius Regulus, d.o.o. a limited liability company domiciled in the Republic of Serbia. Mr. Andric, the Company's past President, is the Manager of Notos and Sirius Regulus.

<Table of Contents>	34

On February 12, 2009, our Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro (the Company's Chief Financial Officer, Secretary, and Director) in the amount of $8,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on February 12, 2010.

On March 6, 2009, the Company's Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro (the Company's Chief Financial Officer, Secretary, and Director) in the amount of $25,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on March 6, 2010 (which was subsequently extended by an oral agreement to the new maturity date of March 6, 2011).

On September 25, 2009, the Company's Board of Directors approved the issuance of an Unsecured Promissory Note to Jesse M. De Castro in the principal amount of $43,000 in exchange for the Company's receipt of $43,000 from Mr. De Castro. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on September 25, 2010.

On September 30, 2009, the Company's Board of Directors approved the issuance of an Unsecured Promissory Note to Jesse M. De Castro in the principal amount of $20,000 in exchange for the Company's receipt of $20,000 from Mr. De Castro. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on September 30, 2010.

On September 30, 2009, the Company and Jesse M. De Castro orally agreed to extend the maturity date of the following unsecured promissory notes previously issued by the Company to Mr. De Castro from the date at which they were originally due: (1) the $20,000 Unsecured Promissory Note issued on August 30, 2008 is now due on August 30, 2011; (2) the $15,000 Unsecured Promissory Note issued on November 10, 2008 is now due on November 10, 2011; (3) the $30,000 Unsecured Promissory Note issued on November 25, 2008 is now due November 25, 2011; (4) the $8,000 Unsecured Promissory Note issued on February 12, 2010 is now due February 12, 2011; and (5) the $25,000 Unsecured Promissory Note issued on March 6, 2010 is now due March 6, 2011.

All of the shares of the Company's Common Stock and the promissory notes described above were issued with a restricted securities legend pursuant to reliance upon the claim of exemption provided by Section 4(2) of the Securities Act of 1933. In each instance, the Company was assured that the investor: (a) was sophisticated and experienced in business, financial, and tax matters; (b) received such disclosures such as the Company's business plan, financial statements, stockholder information, together with copies of the Company's Articles of Incorporation, By-laws, and copies of the minutes and actions of the Company's Board of Directors roughly equivalent to that found in a registration statement; (c) had full and unrestricted access to the Company's books and records; (d) had a full and unrestricted opportunity to ask questions of the Company's officers and directors and to receive answers to all such questions; (e) had a pre-existing business relationship with one or more of the Company's officers and directors of sufficient scope and depth that allowed them to appreciate the background and experience of the Company's management; and (f) understood that the securities acquired were "restricted securities" and that they were issued to the investor for investment purposes only.

<Table of Contents>	35

Further, we have relied upon the private placement exemption from registration provided by Section 4(2) of the Securities Act 1933 as amended (the "Act"). The shares and promissory notes described above were issued pursuant to Section 4(2) of the Act which exempts from registration transactions by an issuer not involving a public offering as each person had a pre-existing relationship with one or more officers, directors, and or key employees of the Company. This offering exemption is available to any issuer but prohibits general solicitation or advertising. In addition, each purchaser received information regarding the Company that was substantially equivalent to that found in a registration statement. Each prospective purchaser had full and unrestricted access to the Company, our books, and records, and the opportunity to ask questions of our management and receive answers to their questions. Further, each purchaser gave us assurances that it was experienced and sophisticated in making investments of this type and that they were able to make the investment decision and could afford the total loss of their investment.

In each instance, each of the share purchasers had access to sufficient information regarding the Company so as allow them to make an informed investment decision. More specifically, each purchaser acknowledged that, among other things, the following:
1.	that they had the ability to bear the economic risks of investing in the shares of the Company;
2.	that they had sufficient knowledge in financial, business, or investment matters to evaluate the merits and risks of the investment;
3.	that they had a certain net worth sufficient to meet the suitability standards of the Company; and
4.

that the Company has made available to them, his counsel and his advisors, the opportunity to ask questions and that they have been given access to any information, documents, financial statements, books and records relative to the Company and an investment in the shares of the Company.

Item 6.  Selected Financial Data

Not required.

<Table of Contents>	36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Year Ending December 31, 2009 vs. Fiscal Year Ending December 31, 2009

During our fiscal year ending December 31, 2009 ("Fiscal 2009"), our management focused on developing and implementing our new business strategy.

During Fiscal 2009, we did not generate any revenues but we did incur $161,358 in administrative expenses and interest expense of $15,238. As a result, we incurred $176,596 in Net Losses during Fiscal 2009. This compares to the fiscal year ending December 31, 2008 ("Fiscal 2008") wherein we also did not generate any revenues but we incurred only $99,812 in administrative expenses and only $2,555 in interest expenses.

The tremendous increase in Administrative Expense from Fiscal 2008 to Fiscal 2009 (an increase of approximately 62%) was primarily a result of several factors.

First, the Company's new management aggressively pursued and took many steps to fully implement our new business strategy. This resulted in considerable increases in travel expenses, administrative expenses, and related costs.

Second, we incurred higher accounting, legal, and related expenses in preparing and filing Form 10 with the Commission, together with two Form 10-Qs and several Form 8-Ks, press releases, issues related to trading on Pink Sheets arising out of adverse publicity, and the costs of filings related to our three for four stock dividend (described above).

Third, we expended additional costs in our efforts to develop and evaluate financing alternatives related to our need to raise approximately $7.2 million in additional financing.

Fourth, we increased our salary to our only salaried officer, Jesse M. De Castro, to $4,000 per month. These expenses and the efforts needed to ensure that our officers and directors fulfilled their obligations to comply with state and federal securities laws resulted in higher overall administrative expenses.

Fifth, our interest expenses increased by approximately 496% as our interest expenses increased as a result of higher overall balances on our outstanding promissory notes.

As a result, we recorded $176,596 as a Net Loss in Fiscal 2009 compared to $102,367 as a Net Loss in Fiscal 2008. For Fiscal 2009, we recorded earnings per share (basic) of ($0.01) (which was computed on the weighted average number of common shares outstanding of 26,250,000 shares). This compares to Fiscal 2008 when we recorded earnings per share of ($0.00) (which was computed on the weighted average number of 22,725,410 common shares outstanding).

<Table of Contents>	37

Management's Discussion and Analysis or Plan of Operation

Since May 2008, our new management has embarked on the strategy of undertaking efforts to enter into joint ventures, partnerships, and other arrangements with suitable partners in the "clean energy" generation, distribution, and sales market. Our strategic focus has been expansive and we examined several opportunities, on a worldwide basis, that later allowed us to further refine our parameters and the types of projects and geographic locations. In each case, our efforts are focused on project opportunities where, due to a project's size, type, and location, we may be able to participate as a joint venture partner, partner, or co-owner provided that the financial and managerial commitments are within our abilities taking into account our comparatively limited financial and managerial resources.

In the course of these efforts, we evaluated wind energy opportunities in British Columbia, Canada; which we deemed too difficult to implement because of Native land issues and the lengthy bureaucracy of the licensing process.

We also evaluated solar energy opportunities in India; which we deemed too difficult to manage and arduous to collect the revenues from power generation. And we have also evaluated the small hydro power potential in Serbia. Through this process, we developed a business relationship with the principals of Notos, d.o.o. ("Notos") and Sirius Regulus, d.o.o. ("Sirius") both entities are limited liability companies domiciled in the Republic of Serbia.

We believe that the management of Notos has experience in energy distribution and Sirius owns land and facilities at the Belo Blato Wind Farm, also located in Serbia. They were able to present compelling reasons to focus on wind energy in Serbia: an available purchaser for the electricity generated, a reasonable licensing process, reasonable development costs, an educated and inexpensive workforce, a good rate of return on investment, and an opportunity to be the first to develop wind energy in the region.

In August 2008 and based on these discussions, we entered into a Letter of Intent with Notos and a Letter of Intent with Sirius. The terms of each Letter of Intent provided that we were to acquire all of the outstanding capital stock of each of these companies with the result that both Notos and Sirius were to become a wholly-owned subsidiary. After further review and evaluation and prior to the planned closing of the acquisitions envisioned by each of the Letters of Intent, the parties agreed that the proposed acquisition transactions be abandoned.

At that time and in place of the plans set forth in the letters of intent, we, Notos and Sirius agreed to form a joint venture and we entered in the joint venture agreement (the "Serbian Joint Venture"). Through the Serbian Joint Venture we seek to generate electricity from wind-power at a wind farm located at the Belo Blato Wind Energy Project in the province of Vojvodina in the Republic of Serbia.

<Table of Contents>	38

1.     To the extent that our financial resources allow and if market conditions allow, we intend to begin the construction of Belo Blato within six months after we receive at least one half of the $7,200,000 in additional funding that we seek and complete the initial phase by erecting five wind towers upon receipt of the remaining one half of the $7,200,000 in funding that we seek. The Belo Blato facility is expected to be completed within nine months of commencement of construction, at which point, other developments will likely be underway leading to a build-out of 35 MW of installed wind energy capacity in mid 2012.

2.     To undertake these efforts, we anticipate, based on current estimates, that we will need to raise an additional $7,200,000 for these capital expenditures. Our current plan is to approach sources of private capital and, if favorable market conditions allow, to raise the funds in one or more private or exempt offerings. Currently, we have not had any direct or indirect discussions with any persons regarding these plans and we cannot be certain as to the extent of any interest that investors and other sources of capital may have in providing such funds or the costs and terms of any such capital. Other sources of capital that we have considered are individual and institutional investors, other corporate investors who may have an interest in undertaking a joint venture with us or invest funds to obtain an ownership interest in the Company. As of this date we have not had any definitive discussions with any specific other sources of capital and we cannot assure you that we will obtain any capital from any other sources. To the extent that we do not receive a positive response to provide this capital and to receive such capital on terms that are reasonable in light of our current circumstances, we may be unable to undertake this project or, alternatively, undertake this project on any reasonable terms.

3.     The anticipated capital expenditures that we require to implement our business plan are currently estimated at $7,200,000. These expenditures are planned to be used to for the erection of five wind turbines on the Belo Blato site and for working capital. This includes the cost to purchase the poles, blades, and generators; as well as the erection costs and grid connection.

4.     As currently planned, we plan to hire four additional employees. Two employees will be required to administer secretarial and office duties. One Technical Supervisor will be required to oversee all technical aspects of the wind farm development. One Site Supervisor will be required to oversee the construction aspects of the wind-farm development. They will work together with the Notos staff to ensure the necessary human resources are available for the project.

5.     The joint venture will need to acquire licenses on three levels: municipal, technical, and federal. The first step is to receive approval from the municipality in which the Company wishes to develop a wind-power facility. There is no cost for this authorization. The technical component is overseen by EMS (Elektromreza Srbije, the state-owned transmission operator). This license has a cost of 15,000 Euros. The final endorsement comes from the federal Ministry of Energy, at a cost of 25,000 Euros. At present, the municipal license has been received and the EMS license is expected to be issued when the Company's finances will allow.

6.     The Company will be responsible for the costs associated with constructing the wind farm, and under the agreements that we have reached, Sirius is obligated to supply the land required, and Notos is to manage the project through licensing, construction, implementation, and maintenance.

7.     If we can raise the projected $7,200,000 in additional capital and do so on reasonable terms and within the time frame that we have established, we anticipate that we may be able to generate some revenues within 12 months after construction begins by producing electricity from the first-phase wind turbines at the Belo Blato project and selling it to EPS. In addition and if current policies, laws, and regulations of the Republic of Serbia are not revised, we may also be able to generate additional revenue from the sale of carbon-emission credits. Currently, the Republic of Serbia has no greenhouse gas-emission credit program in place, but based on public statements from the Serbian Ministry of Energy, the Ministry may be implementing a carbon-emission credits program similar to that found in the rest of Europe. EPS will calculate the carbon credit allowance that will be given to each energy-producing facility, which may then be sold to various industrial companies and institutions in need of emissions credits.

<Table of Contents>	39

Our projections regarding the amount and timing of our revenues is subject to revision as we face uncertainties and risks associated with the implementation of these plans and since these uncertainties and risks relate to matters over which we have little or no control. In particular, we are aware that these projections and our plans are subject to revision primarily but not exclusively due to the risks and uncertainties associated with the following:
•

Our ability to generate revenues will be influenced by the timing and amount of capital that we may able to raise to fund the acquisition of the assets that we have identified as needed to implement our business plan (primarily, the $7,200,000 projected the for the erection of five wind turbines on the Belo Blato site and working capital);

•

our ability to obtain all governmental licenses and approvals with respect to the construction and operation of the planned Belo Blato site on a timely and reasonable basis without undue costs or delays;

•

our ability to complete negotiations and agreements with suppliers and customers on terms that are commercially reasonable and that will allow us to record and collect revenues on a commercially acceptable basis;

•

our ability to achieve and maintain compliance with current and future government regulations and to avoid any risk of non-compliance with the laws and rules of the Republic of Serbia and any local or regional laws and ordinances without incurring delays, interruptions, or undue costs or difficulties; and

•

our ability to anticipate changing laws and the competitive environment that may allow us to change our business plans to meet these challenges without incurring excessive expenses or excessive difficulties.

To the extent that we are not able to achieve one or more of these objectives, we may not generate the revenues that we have projected or, if we do achieve these revenue targets, we may not generate revenues sufficient to allow us to achieve and maintain profitability and positive cash flow.

<Table of Contents>	40

Impact of Inflation

We have not generated any revenues during the last two fiscal years. As a result, inflation has not had a direct impact on our revenues, costs, or cash flows in any significant way that we can identify.

Nonetheless, we are aware that the costs of acquiring wind energy generating equipment may, as a result of worldwide interest in wind energy and renewable energy systems, may increase and thereby the amount of capital needed to fund our capital expenditures may be higher than we have planned. In that event we may not be able to implement our business plan which would likely result in us delaying our planned operations. This would serve to result in higher costs and expenses and resulting losses as well.

Liquidity and Capital Requirements

Currently, we have very limited liquidity in that we have limited cash and we have been primarily dependent upon our Chief Financial Officer, Jesse M. De Castro, for obtaining cash, via promissory notes that we issued to Mr. De Castro. While we believe that this strategy and our dependence on Mr. De Castro was prudent in light of our circumstances, we are aware that we need to identify other investors who may be willing to invest funds into our company which may allow us to meet our capital requirements in the future. At present, we have not had direct or indirect discussions with sources that may be able to provide the projected $7,200,000 in additional capital that we project will be needed. As a result, we cannot assure you that we will be successful in any efforts to raise additional capital.

If we are not successful in raising additional capital on reasonable terms to meet all or nearly all of the $7,200,000 that we have projected, we may delay the implementation of our business plans and the plans that we have made to commence the Belo Blato wind energy operations described elsewhere in this Form 10. In that event, we may face significant dilution and further losses and difficulties in meeting our commitments.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements, as "Off Balance Sheet Arrangement" is defined in Regulation SK, Item 303(4)(ii).

<Table of Contents>	41

Planned Operations and Management

Under our current plans, we plan to maintain financial and accounting controls for the Company through the use of centralized accounting and management information systems which are to be maintained at our existing offices.

This will require that we acquire and operate accounting software and financial and accounting control systems sufficient to meet the requirements of the Sarbanes Oxley Act of 2002 and the rules adopted by the Securities and Exchange Commission there under with respect to accounting, asset, and information controls that allow our officers, directors, and our auditors to verify and confirm our compliance on an ongoing basis.

Overall management will be conducted by our current officers, Peter Gilcud and Jesse M. De Castro. Our planned operations will require four employees with the following titles: Secretary, Office Manager, Technical Supervisor, and Site Supervisor.

Requirement for Additional Capital

We estimate that we will need to raise approximately $7.2 million to commence the operations at our planned wind power facility at the Belo Blato Wind Farm location in Voljvodina, Republic of Serbia.

While we have sought discussions with potential institutional sources of capital, we have not received or obtained any commitment that any such capital or any significant portion of that capital is or will be forthcoming.

If we are not successful in obtaining all or a significant portion of the approximately $7.2 million in additional financing, we will not be able to commence our planned operations, as currently envisioned.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our operations and our securities are subject to a number of substantial risks, including those described below. If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in this Form 10-K, any purchaser of our common stock should also consider the following risk factors:

<Table of Contents>	42

Risks Related to the Company's Operations

We require additional funding which may not be available. If we are unable to obtain necessary financing on acceptable terms, we may have to curtail our current or planned operations: We require additional funding of about $7.2 million to implement our business plan. We may seek to obtain such funding for these activities through equity or debt financing, joint ventures or from other sources. There can be no assurances that we will be able to raise adequate funds on acceptable terms from these or other sources (in light of our current circumstances), which may hinder us from continuing or expanding our operations.

Operational hazards and responsibilities could adversely affect our operations: Our current operational activities are subject to a number of risks and hazards which include but not limited to the following:
•	environmental hazards;
•	industrial accidents;
•	labor disputes;
•	unusual or unexpected geological or operating conditions;
•	changes in regulatory environment;
•	natural phenomena such as severe weather conditions, floods, earthquakes; and
•	other hazards

These occurrences could result in significant damage to, or destruction of, mineral properties or production equipment, personal injury or death, environmental damage, delays in electricity generating equipment operations, monetary losses and possible legal liability. The occurrence of these operational hazards could adversely affect our planned operations at the Belo Blato Wind Farm by requiring that we cease our efforts to operate the planned facility or the closure of the facility.

We are not insured against any losses or liabilities that could arise from our operations either because insurance is unavailable or because the premium cost is excessive. The payment of such liabilities could have a material adverse effect on our financial position and, depending on the extent of such liability, could result in the total loss of our assets and operations: Our planned operations involves hazards, which could result in us incurring substantial losses and liabilities to third parties for pollution, accidents and other hazards. We do not have any public liability insurance, but if we incur losses or liabilities, the funds available for the implementation of its business plan will be reduced and our assets may be jeopardized. The payment of such liabilities may have a material adverse effect on our financial position and, depending on the extent of such liability, could result in the total loss of our assets and operations.

<Table of Contents>	43

We anticipate that our property interests will be located in the Republic of Serbia. The risk of doing business in a foreign country could adversely affect its results of operations and financial condition: We face risks normally associated with any conduct of business in foreign countries, including various levels of political and economic risk. The occurrence of one or more of these events could have a material adverse impact on our current and future operations which, in turn, could have a material adverse impact on its future cash flows, earnings, results of operations and financial condition. These risks include the following:
•	prevalence of various diseases;
•	security concerns;
•	adverse weather such as rainy season;
•	labor disputes;
•	uncertain or unpredictable political and economic environments;
•	war and civil disturbances;
•	changes in laws or policies;
•	electricity generation and distribution policies;
•	monetary policies;
•	unlinking of rates of exchange to world market prices;
•	environmental regulations;
•	labor relations;
•	return of capital;
•	taxation;
•	delays in obtaining or the inability to obtain necessary governmental permits;
•	governmental seizure of land or mining claims;
•	limitations on ownership;
•	institution of laws requiring repatriation of earnings;
•	increased financial costs;
•	import and export regulations; and
•	establishment of foreign exchange regulations.

Any such changes may affect our planned operations and ability to undertake our planned activities could result in the confiscation of property by nationalization or expropriation without fair compensation. We do not carry any insurance for any of these risks and we have no plans to acquire any such insurance in the future.

Dependence upon Two Part-time Key Executives: Our success depends to a great extent upon the continued successful performance of Mr. Peter Gilcud and Mr. Jesse M. De Castro. Both are presently employed by us as our President and Chief Financial Officer. Both of whom are only part-time employees If Mr. Gilcud and/or Mr. De Castro are unable to perform their duties for any reason, our ability to operate will be materially adversely effected. We do not have a key man life insurance policy on the life of Mr. Gilcud or Mr. De Castro and employees and we have no present plans to acquire any such policies.

<Table of Contents>	44

Item 8.  Financial Statements and Supplementary Data

See pages beginning with page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

<Table of Contents>	45

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during our year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

<Table of Contents>	46

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name (1)	Age	Position	Date Elected

Jesse M. De Castro(2) Green Star Alternative Energy, Inc. 1660 Hotel Circle North, Suite 207 San Diego, California 92108	33	Chief Financial Officer, Secretary & Director	05/27/2008
Peter Gilcud Green Star Alternative Energy, Inc. 1660 Hotel Circle North, Suite 207 San Diego, California 92108	56	Director	07/03/2007

Footnote:
(1)	On January 21, 2010, Miodrag Andric resigned as the Company's President Chief Executive Officer and Chairman.
(2)	The Company entered into an Employment Agreement with Mr. De Castro that commenced on April 1, 2008.

Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.

Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

<Table of Contents>	47

Jesse M. De Castro. Mr. De Castro serves as the Company's Chief Financial Officer, Treasurer, Secretary, and Director. Concurrently Mr. De Castro serves as the Asset and Liability Analyst for North Shore Credit Union. From 2002 to 2005, Mr. De Castro was Vice-President in charge of Energy Sector Analysis for Altus Capital Corp. From 2004 to 2007, Mr. De Castro was Consultant to SBS Ltd. on alternative energy. Mr. De Castro holds a BS in Actuarial Science degree from Simon Fraser University.

Peter Gilcud. Mr. Gilcud serves on the Company's Board of Directors and on January 21, 2010, Mr. Gilcud was elected to serve as the Company's President, Chief Executive Officer and Chairman (following the resignation of Miodrag Andric on that date). Prior to joining the Issuer, Mr. Gilcud served as President/ Director of Fresh Creek Holdings Ltd. from June 1990 to April 2000, Mr. Gilcud was President & CEO of Bahamas Transport Ltd. From February 2000 to June 2007, Mr. Gilcud was appointed CEO, President and Director of the Issuer in June 2007. Mr. Gilcud ceased his CEO and President duties in April 2009 but was elected to that position on January 21, 2010 to replace Mr. Miodrag Andric who resigned on that date. Mr. Gilcud holds a Bachelors and Masters degree in Economics and Political Science from the University of Minnesota-Minneapolis.

Compliance with Section 16(a) of The Securities Exchange Act of 1934: To our knowledge, during the fiscal year ended December 31, 2009, based solely on a review of such materials as are required by the Securities and Exchange Commission, Jesse M. De Castro is the only officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock who failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

Meetings And Committees Of The Board: Our Board of Directors is responsible for the management and direction of our company and for establishing broad corporate policies. A primary responsibility of the Board is to provide effective governance over our affairs for the benefit of our stockholders. In all actions taken by the Board, the Directors are expected to exercise their business judgment in what they reasonably believe to be the best interests of our company. In discharging that obligation, Directors may rely on the honesty and integrity of our senior executives and our outside advisors and auditors.

No director of the Company is also currently a director of any company registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940.

The Board of Directors and the Audit Committee of the Board meet periodically throughout the year to receive and discuss operating and financial reports presented by our executive officers as reports by experts and other advisors. The Board held four meetings during the fiscal year ended December 31, 2009. All directors attended 90% or more of the aggregate meetings.

<Table of Contents>	48

In fiscal 2009, the Audit Committee, consisting of all of the one member of the Board of Directors, met on one occasions without management present.

Our Board of Directors has no standing nominating committee because this function is handled by the Board of Directors. Nominees to the Board of Directors are selected by the Board of Directors based on current business and industry knowledge as well as general business knowledge.

Audit Committee and Audit Committee Expert: The Audit Committee of our Board of Directors consists of Peter Gilcud, Committee Chairman. The Board of Directors has determined that Mr. Gilcud is an independent director as (i) defined in Rule 10A-3(b)(1)(ii) under the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) under Section 121B(2)(a) of the AMEX Company Guide (although our securities are not listed on the American Stock Exchange or any other national exchange). The Audit Committee met on one occasion in fiscal 2009. Mr. Gilcud was present at the meeting.

Mr. Gilcud serves as the financial expert as defined in Securities and Exchange Commission rules on the committee. We believe Mr. Gilcud to be independent of management and free of any relationship that would interfere with his exercise of independent judgment as members of this committee. The principal functions of the Audit Committee are to (i) assist the Board in fulfilling its oversight responsibility relating to the annual independent audit of our consolidated financial statements, the engagement of the independent registered public accounting firm and the evaluation of the independent registered public accounting firm's qualifications, independence and performance (ii) prepare the reports or statements as may be required by the securities laws, (iii) assist the Board in fulfilling its oversight responsibility relating to the integrity of our financial statements and financial reporting process and our system of internal accounting and financial controls, (iv) discuss the financial statements and reports with management, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management, and (vi) review disclosures by independent accountants concerning relationships with us and the performance of our independent accountants.

Remuneration Committee: Our Remuneration Committee consists of Mr. Gilcud and Mr. De Castro. The principal functions of the Remuneration Committee are to advise and make recommendations to our Board of Directors regarding matters relating to the compensation of directors, officers and senior management. The Compensation Committee met on one occasion in fiscal 2009. All committee members were present at the meeting.

Communication with the Board of Directors: Interested parties wishing to contact our Board of Directors may do so by writing to the following address: Board of Directors, 1660 Hotel Circle North, Suite 207, San Diego, California 92108-2808, Attn: Jesse M. De Castro, Secretary. All letters received will be categorized and processed by Mr. Short and then forwarded to our Board of Directors.

Code of Ethics: We plan to adopt a Code of Ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. If we make any substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on that Website or in a report on Form 8-K.

<Table of Contents>	49

Item 11.  Executive Compensation

The following table sets forth information on the remuneration of our chief executive officer and our four most highly compensated executive officers who served as executive officers at the end of December 31, 2009 and earned in excess of $100,000 per annum during any part of our last three fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Other Annual Compensation (e)	Total Compensation

Miodrag Andric, Past President, CEO, and Chairman (1)	2007 2008 2009	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Jesse M. De Castro, Chief Financial Officer, Secretary, and Director	2007 2008 2009	$0 $24,000 $44,000	$0 $0 $0	$0 $0 $0	$0 $24,000 $44,000
Peter Gilcud, President, Chief Executive Officer and Chairman	2007 2008 2009	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Total Compensation (3 persons)	2007 2008 2009	$0 $24,000 $44,000	$0 $0 $0	$0 $0 $0	$0 $24,000 $44,000

Footnote:
(1) Mr. Miodrag Andric resigned as President, Chief Executive Officer and Chairman on January 21, 2010.

The Company may change or increase salaries as the Company's profits and cash flow allow. The amount of any increase in salaries and compensation for existing officers has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed have not been determined.

Compensation of Non-Executive Directors: Non-executive directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

<Table of Contents>	50

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of February 22, 2009:

(1)	(2)	(3)	(4)
Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Owner	Percent Of Class (2)

Common Stock	Jesse M. De Castro 1660 Hotel Circle North, Suite 207 San Diego, CA 92108	17,500,000 (1)	38.10% (1)
Common Stock	Peter Gilcud 1660 Hotel Circle North, Suite 207 San Diego, CA 92108	0	0%

Total for all persons as a group (2 persons)		10,000,000 (3)	38.10%

Footnotes:
(1)

Percentage represents shares held by De Castro Investments. Inc., an entity owned and controlled by Jesse M. De Castro, the Company's Chief Financial Officer, Secretary, and Director. "Beneficial Owner" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares, underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2)	Percentages are based on 45,937,500 common shares issued and outstanding as of February 22, 2010.

<Table of Contents>	51

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On May 23, 2008, our Board of Directors issued 2,000,000 shares of the Company's Common Stock to De Castro Investments, Inc. (which, due to the July 2008 forward split of the Company's Common Stock, became 10,000,000 shares of Common Stock). De Castro Investments, Inc. is owned and controlled by Jesse De Castro, the Company's Chief Financial Officer, Secretary, and Director.

On August 30, 2008, our Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro (the Company's Chief Financial Officer, Secretary, and Director) in the amount of $20,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid without penalty at any time and carries a 7% interest rate and all accrued and unpaid interest and principal are due on August 30, 2009 (which was subsequently extended to the new maturity date of August 30, 2011).

On November 10, 2008, our Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro in the amount of $15,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on November 10, 2009 (which was subsequently extended, by an oral agreement to the new maturity date of November 10, 2010). Mr. De Castro is the Company's Chief Financial Officer, Secretary, and Director.

On November 25, 2008, our Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro (the Company's Chief Financial Officer, Secretary, and Director) in the amount of $30,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on November 25, 2009 (which was subsequently extended by an oral agreement to the new maturity date of November 25, 2011).

On December 12, 2008, we entered into a joint venture agreement with Notos, d.o.o., a limited liability company domiciled in the Republic of Serbia and with Sirius Regulus, d.o.o. a limited liability company domiciled in the Republic of Serbia. Mr. Andric, the Company's past President, is the Manager of Notos and Sirius Regulus.

<Table of Contents>	52

On February 12, 2009, our Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro (the Company's Chief Financial Officer, Secretary, and Director) in the amount of $8,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on February 12, 2010.

On March 6, 2009, the Company's Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro (the Company's Chief Financial Officer, Secretary, and Director) in the amount of $25,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on March 6, 2010 (which was subsequently extended by an oral agreement to the new maturity date of March 6, 2011).

On September 25, 2009, the Company's Board of Directors approved the issuance of an Unsecured Promissory Note to Jesse M. De Castro in the principal amount of $43,000 in exchange for the Company's receipt of $43,000 from Mr. De Castro. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on September 25, 2010.

On September 30, 2009, the Company's Board of Directors approved the issuance of an Unsecured Promissory Note to Jesse M. De Castro in the principal amount of $20,000 in exchange for the Company's receipt of $20,000 from Mr. De Castro. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on September 30, 2010.

On September 30, 2009, the Company and Jesse M. De Castro orally agreed to extend the maturity date of the following unsecured promissory notes previously issued by the Company to Mr. De Castro from the date at which they were originally due: (1) the $20,000 Unsecured Promissory Note issued on August 30, 2008 is now due on August 30, 2011; (2) the $15,000 Unsecured Promissory Note issued on November 10, 2008 is now due on November 10, 2011; (3) the $30,000 Unsecured Promissory Note issued on November 25, 2008 is now due November 25, 2011; (4) the $8,000 Unsecured Promissory Note issued on February 12, 2010 is now due February 12, 2011; and (5) the $25,000 Unsecured Promissory Note issued on March 6, 2010 is now due March 6, 2011.

With respect to a conflict of interest with respect to the promissory notes issued to Mr. Jesse M. De Castro and the agreement between Miodrag Andric (as Manager of Notos, d.o.o.) and the Company, the Board of Directors independent of Mr. De Castro had determined that the terms of the promissory notes was necessary, beneficial and reasonable under the circumstances. More specifically, the Company's Board of Directors determined that the terms of the promissory notes were not materially different than those that the Company could likely obtain, at the time of their issuance, in an arms-length transaction with a third party.

<Table of Contents>	53

Item 14.  Principal Accounting Fees and Services

All audit and professional services provided by Chang G. Park, C.P.A. ("Park"), Certified Public Accountants, will be approved in advance by the Audit Committee to assure such services do not impair the auditor's independence from us. The total aggregate fees billed by Park were $0, $0, and $12,000 for the fiscal years ended December 31, 2007, December 31, 2008 and December 31, 2009, respectively. The following table shows the detailed fees billed to us by Park for professional services rendered during these fiscal years.

Description of Fees	2007	2008	2009

Audit Fees	0	0	$12,000
Audit Related Fees	0	0	0
Tax Fees	0	0	0
All Other Fees	0	0	0
Total Fees	0	0	$12,000

Audit Fees: Represents fees for professional services provided for the audit of our annual financial statements, services that are performed to comply with generally accepted auditing standards, and review of our financial statements included in our quarterly reports and services in connection with statutory and regulatory filings.

Audit-Related Fees: Represents the fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The Board of Directors considers Park to be well qualified to serve as our independent public accountants.

The Audit Committee will approve all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwriting) and non-audit services (other than non-audit services published under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Pubic Company Accounting Oversight Board) to be provided to us by the independent auditor; provided, however, the pre-approval requirement is waived with respect to the provisions of non-audit services for us if the "de minimus" provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present all decisions to pre-approve an activity to the full Audit Committee at its first meeting following such decision. The Audit Committee may review and approve the scope and staffing of the independent auditors' annual audit plan.

Tax Fees: This represents professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees: Park was paid no other fees for professional services during the fiscal years ended December 31, 2007, December 31, 2008 and December 31, 2009.

<Table of Contents>	54

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Financial Statements and Schedules See index to financial statements on page F-1 of this Annual Report.

All other schedules called for under regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b)  Exhibits

23.1	Consent of Chang G. Park, C.P.A., independent registered public accountants

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Executive Officer

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from the Company's Chief Financial Officer

<Table of Contents>	55

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STAR ALTERNATIVE ENERGY, INC.

________________________________________________________________________
(Registrant)

By: /s/ Peter Gilcud, Chief Executive Officer

By_____________________________________________________________________
(Signature and Title)

Date: February 22, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Peter Gilcud, President, Chief Executive Officer and Director

______________________________________________________________________________________
(Signature and Title)

By: /s/Jesse M. De Castro, Chief Financial Officer, Secretary and Director

______________________________________________________________________________________
(Signature and Title)

Date: February 22, 2010

<Table of Contents>	56

Financial Statements

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO SOUTH, SUITE B t SAN DIEGO, CALIFORNIA 92108 t
t Telephone (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Green Star Alternative Energy, Inc.
(Formerly R&R Travel Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Green Star Alternative Energy, Inc. (A Development Stage "Company") as of December 31, 2009 and 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended, and for the period from March 2, 2001 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Star Alternative Energy, Inc. as of December 31, 2009 and 2008, and the result of its operations and its cash flows for the years then ended and for the period from March 2, 2001 (inception) to December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park
____________________
CHANG G. PARK, CPA

February 11, 2010
San Diego, CA. 92108

Member of the California Society of Certified Public Accountants Registered with the Public Company Accounting Oversight Board

<Table of Contents>	F - 1	Financial Statements

Green Star Alternative Energy, Inc. (Formally R&R Travel, Inc.) (A Development Stage Company) Balance Sheets As of December 31, 2009 and 2008

	2009	2008

ASSETS

Current Assets
Cash	$8,303	$3,310
Pre-Paid Expense	705	-

Total Current Assets	9,008	3,310

Equipment, net	95,187	95,691

Total Assets	104,195	99,001

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$15,072	$2,555
Accounts Payable	3,023	2,775
Loan from Director	221,000	51,975
Other Loan Payable	94,063	94,063

Total Liabilities	333,158	151,368

Stockholders' Equity
Common Stock, (Authorized, 200,000,000 shares, Par value: $0.001, 26,250,000 shares and 26,250,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively	$26,250	$26,250
Additional Paid-in Capital	33,750	33,750
Deficit accumulated during the development stage	(288,963)	(112,367)

Total Stockholders' Equity	(228,963)	(52,367)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$104,195	$99,001

The accompanying notes are an integral part of these financial statements.

<Table of Contents>	F - 2	Financial Statements

Green Star Alternative Energy, Inc.
(Formally R&R Travel, Inc.)
(A Development Stage Company)
Statements of Operations
For the Year ended December 31, 2009 and 2008
and for the Period from March 2, 2001 (inception) through December 31, 2009

	Year ended December 31,		From March 2, 2001 (Inception) Through December 31, 2009

	2009	2008

REVENUES
Revenues	$-	$-	$68,029

Total Revenues	-	-	68,029

Operating Expense
Administrative Expense	161,358	99,812	339,199

Total Operating Expense	161,358	99,812	339,199

Other Income (Loss)
Interest Expense	(15,238)	(2,555)	(17,793)

Total Other Income (Loss)	(15,238)	(2,555)	(17,793)

Net (Loss)	$(176,596)	$(102,367)	$(288,963)

Basic earnings per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	26,250,000	22,725,410

The accompanying notes are an integral part of these financial statements.

<Table of Contents>	F - 3	Financial Statements

Green Star Alternative Energy Inc. (Formerly R&R Travel, Inc.) (A Development Stage Company) Statements of Changes in Stockholders' Equity From March 2, 2001 (inception) through December 31, 2009

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage		Total

On March 5, 2001,
6,250,000 shares issued for services	6,250,000	$6,250	$(5,000)	$		$1,250

On April 5, 2001,
6,250,000 shares issued for services	6,250,000	6,250	(5,000)			1,250

August to December 2001
3,750 shares issued for cash	3,750,000	3,750	3,750			7,500

Net loss, December 31, 2001					(2,066)	(2,066)

Balance, December 31, 2001	16,250,000	16,250	(6,250)		(2,066)	7,934

Net loss, December 31, 2002					(2,204)	(2,204)

Balance, December 31, 2002	16,250,000	16,250	(6,250)		(4,270)	5,730

Net loss, December 31, 2003					(11,024)	(11,024)

Balance, December 31, 2003	16,250,000	16,250	(6,250)		(15,294)	(5,294)

Net loss, December 31, 2004					(1,475)	(1,475)

Balance, December 31, 2004	16,250,000	16,250	(6,250)		(16,769)	(6,769)

Net income, December 31, 2005					9,781	9,781

Balance, December 31, 2005	16,250,000	16,250	(6,250)		(6,988)	3,012

Net income, December 31, 2006					1,808	1,808

Balance, December 31, 2006	16,250,000	16,250	(6,250)		(5,180)	4,820

Net income, December 31, 2007					(4,820)	(4,820)

Balance, December 31, 2007	16,250,000	16,250	(6,250)		(10,000)	-

May 9, 2008,
10,000,000 shares issued for cash	10,000,000	10,000	40,000			50,000

Net loss, December 31, 2008					(102,367)	(102,367)

Balance December 31, 2008	26,250,000	$26,250	$33,750		$(112,367)	$(52,367)

Net loss December 31, 2009					(176,596)	(176,596)

Balance December 31, 2009	26,250,000	$26,250	$33,750		$(288,963)	$(228,963)

The accompanying notes are an integral part of these financial statements.

<Table of Contents>	F - 4	Financial Statements

Green Star Alternative Energy, Inc.
(Formally R&R Travel, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Year ended December 31, 2009 and 2008
and for the Period from March 2, 2001 (inception) through December 31, 2009

	Year ended December 31,		From March 2, 2001 (Inception) Through December 31, 2009

	2009	2008

Operating Activities
Net income(Loss)	$(176,596)	$(102,367)	$(288,963)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expenses	2,974	146	3,120
Share issued for services			2,500
Change in operating assets and liabilities:
Pre-paid expense	(705)		(705)
Increase in accounts payable	248	2,775	3,023
Increase in accrued expense	12,517	2,555	15,072

Net Cash Provided (used) by Operating Activities	(161,562)	(96,891)	(265,593)

Investing Activities
Purchase Equipment	(2,470)	(95,837)	(98,307)

Net Cash Provided (used) by Investing Activities	(2,470)	(95,837)	(98,307)

Financing Activities
Increase in loan from related party	169,025	51,975	221,000
Increase in other loan payable	-	94,063	94,063
Cash received from issuance of stock	-	50,000	57,500

Net Cash Provided (used) by Financing Activities	169,025	196,038	372,563

Net increase(decrease) in cash	4,993	3,310	8,303
Cash and cash equivalents at beginning of period	3,310	-	-

Cash and Cash Equivalents at End of Period	$8,303	$3,310	$8,303

Cash Paid for Interest	$-	$-	$-

Cash Paid for Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

<Table of Contents>	F - 5	Financial Statements

Green Star Alternative Energy, Inc.
(Formally R&R Travel, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

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

b.  Basic and Diluted Earnings per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. The Company has adopted the provisions of ASC 260 effective March 2, 2001 (inception).

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

<Table of Contents>	F - 6	Financial Statements

Green Star Alternative Energy, Inc.
(Formally R&R Travel, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

f.  Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

h.  Recent Accounting Pronouncements

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company's financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3.  GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company operated as R&R Travel from inception (March 2, 2001) until June 6, 2008 when the Company voted to change it's name to Greenstar Alternative Energy Inc. and modified it's business plan to operate as a provider of clean energy. The deficit accumulated during the development stage as of December 31, 2009 is $288,963. Available cash at December 31, 2009 is $8,303. The future of this Company is dependent upon its ability to obtain financing and upon profitable operations from the development of its business opportunities.

<Table of Contents>	F - 7	Financial Statements

Green Star Alternative Energy, Inc.
(Formally R&R Travel, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 4.  EQUIPMENT

Equipment consists of the following:

	December 31, 2009	December 31, 2008

Wind Sensor	$ 94,088	$ 94,088
Computer	4,219	1,749

Total Fixed Assets	98,307	95,837

Less: Accumulated Depreciation	(3,120)	(146)

Net Fixed Assets	$ 995,187	$ 95,691

Depreciation expenses for the year ended December 31, 2009 and 2008 were $2,974 and $146 respectively.

NOTE 5.  INCOME TAXES

The company has incurred operating losses of $288,963, which, if utilized, will begin to expire in 2021. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

Details of deferred tax assets are as follows;

As of December 31, 2009

Deferred tax assets:
Net operating loss (from inception to December 31, 2009)	$ 288,963
Statutory tax rate (combined federal and state)	34%

Deferred tax assets	98,247
Valuation allowance	(98,247)

Net deferred tax assets	-0-

The potential future tax benefits of these losses have not been recognized in these financial statements due to the uncertainty of their utilization. When the future utilization of some portion of the carry-forwards is determined not to be "more likely than not" a valuation allowance is provided to reduce the recorded tax benefits from such assets.

<Table of Contents>	F - 8	Financial Statements

Green Star Alternative Energy, Inc.
(Formally R&R Travel, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 6.  STOCKHOLDERS' EQUITY

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

The stockholders' equity section of the Company contains the following class of capital stock as of December 31, 2009:
•	Common stock, $ 0.001 par value: 200,000,000 authorized 26,250,000 shares issued and outstanding

On June 6, 2008, the Company voted, via amendment to their Articles of Incorporation, to approve a forward share split of the Corporation's outstanding and issued shares of common stock of five (5) shares for each one (1) issued by the Corporation. All share amounts have been retroactively adjusted for all periods presented.

On September 30, 2009, we declared a three (3) for four (4) stock dividend. (That is, three New Shares of our Common Stock were paid for every four Old Shares held.) The Record Date for payment of the dividend was later established as January 29, 2010.

NOTE 7.  LOANS PAYABLE

The Company issued a secured Promissory Note to Seal Commercial S.A. dated September 25, 2008 (the "Note") in connection with the purchase of Wind Sensors which act as "collateral" for the said loan. The loan is for $94,063 and the terms and conditions of such Note allow for prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is September 25, 2010. The total accrued interest as of December 31, 2009 is $8,334.

<Table of Contents>	F - 9	Financial Statements

Green Star Alternative Energy, Inc.
(Formally R&R Travel, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 8.  LOANS FROM RELATED PARTY

The Company issued an unsecured Promissory Note dated August 30, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is August 30, 2010. On December 15, 2008, the Company repaid $13,025. On November 15, 2009 the Company repaid the balance of $6,975 and an additional $862 in accrued interest through November 15, 2009.

The Company issued an unsecured Promissory Note dated November 10, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $15,000 working capital loan to the Corporation. The terms and conditions of such note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is November 10, 2010. The total accrued interest as of December 31, 2009 is $1,197.

The Company issued an unsecured Promissory Note dated November 25, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $30,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is November 25, 2010. The Company repaid the accrued interest of $1,860. The total accrued interest as of December 31, 2009 is $457.

The Company issued an unsecured Promissory Note dated February 12, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with an $8,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is February 12, 2010. The total accrued interest as of December 31, 2009 is $494.

The Company issued an unsecured Promissory note dated February 17, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $5,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is February 17, 2010. The total accrued interest as of December 31, 2009 is $301.

The Company issued an unsecured Promissory Note dated March 6, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $25,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is March 6, 2010. The total accrued interest as of December 31, 2009 is $1,438.

The Company issued an unsecured Promissory Note dated May 15, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is May 15, 2010. The total accrued interest as of December 31, 2009 is $765.

<Table of Contents>	F - 10	Financial Statements

Green Star Alternative Energy, Inc.
(Formally R&R Travel, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 8.  LOAN FROM RELATED PARTY (Continued)

The Company issued an unsecured Promissory Note dated September 25, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $43,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is September 25, 2010. The total accrued interest as of December 31, 2009 is $807.

The Company issued an unsecured Promissory Note dated September 30, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $75,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is September 30, 2010. The total accrued interest as of December 31, 2009 is $1,337.

In addition to the Notes, Jesse de Castro, a director of the company, advanced the company funds in the amount of $8,000 as of September 30, 2009. The balance is unsecured and interest free with no specified terms of repayment. These amounts were paid to Jesse de Castro on October 30, 2009.

NOTE 9.  RELATED PARTY TRANSACTIONS

On September 1, 2009, the Board of Directors approved a salary increase to Jesse de Castro, a director of the Company, from $3,500 to $4,000 per month. This will be paid to De Castro Investments Inc. a corporation owned and managed by Mr. Jesse de Castro commencing September 1, 2009. This is to acknowledge the valuable contributions made by Mr. De Castro to the Company. The total officer salary is $44,000 for the year ended December 31, 2009. ($25,020 in 2008)

On September 9, 2009 Mr. Jesse de Castro extended a short term interest -free loan of $5,000 to the Company to pay for professional fees. This was repaid by the Company on October 30, 2009.

On September 25, 2009 Mr. Jesse de Castro extended a short term interest-free loan of $3,000 to the Company to pay for professional fees. This was repaid by the Company on October 30, 2009.

NOTE 10.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 11, 2010, the date at which the financial statements were available to be issued. On January 21, 2010, Miodrag Andric who was President, CEO and Chairman of the Company resigned. Peter Gilcud has now taken over these responsibilities.

On January 14, 2010, the Company entered into a Consulting Agreement with Ajo Capital of Cedarhurst, New York, regarding a potential joint-venture or acquisition of any company introduced by Ajo to the Company.

It has been agreed that if the Company completes a transaction with a company introduced by Ajo Capital, then Ajo will be entitled to a consulting fee equal to 350,000 free-trading shares of the Company's common stock in accordance with the requirements of Form S-8 of the Securities Act of 1933. The fee shall be paid to Ajo within three days after a signed definitive agreement.

<Table of Contents>	F - 11	Financial Statements

Green Star Alternative Energy, Inc.
(Formally R&R Travel, Inc.)
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

NOTE 10.  SUBSEQUENT EVENTS (Continued)

If the transaction is completed before March 1, 2010 and the Company does not deliver the 350,000 free-trading shares of common stock by March 1, 2010, then Ajo Capital will be entitled to an additional 350,000 free-trading shares of common stock (for a total of 700,000 free-trading shares of common stock).

The Agreement shall be in force for two years from January 14, 2010.

<Table of Contents>	F - 12	Financial Statements