Form 10-Q/A
period 2009-06-30
Green Star Alternative Energy Inc.
filed 2010-03-23
CIK 1462013

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

EXPLANATORY NOTE

This Amendment No. 1 to our Form 10-Q is being filed to correct the disclosures made on our June 30, 2009 financial statements. In our prior Form 10-Q, the notes to our financial statements were incorrect. To correct this error, we have revised the notes to our financial statements which are shown in this Amendment.

Part I  Financial Information

Green Star Alternative Energy, Inc. (Formerly R&R Travel, Inc.) (A Development Stage Company) Balance Sheets

	As of June 30, 2009	As of December 31, 2008

	(Restated) (Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$307	$3,310

Total Current Assets	307	3,310

Equipment, net	95,399	95,691

Total Assets	95,706	99,001

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	8,579	2,555
Accounts payable	12,960	2,775
Loan from related party	109,975	51,975
Other loan payable	94,063	94,063

Total Liabilities	225,577	151,368

Stockholders' Equity
Common Stock, (Authorized, 200,000,000 shares, Par Value; $0.001, 26,250,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively)	$26,250	$26,250
Additional Paid-in Capital	33,750	33,750
Deficit accumulated during the development stage	(189,871)	(112,367)

Total Stockholders' Equity	(129,871)	(52,367)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$95,706	$99,001

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy, Inc. (Formerly R&R Travel, Inc.) (A Development Stage Company) Statements of Operations (Unaudited)

	Three Months Ending		Six Months Ending		From Inception of the Development Stage January 1, 2007 Through June 30, 2009

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

	(Restated)		(Restated)		(Restated)

REVENUES
Revenues	$-	$-	$-	$-	$68,029

Total Revenues	$-	$-	$-	$-	$68,029

Operating Expense
Administrative Expense	$37,371	$-	$71,481	$22,065	$249,322

Total Operating Expenses	$37,371	$-	$71,481	$22,065	$249,322

Other Income (loss)
Interest Expense	$(3,270)	$-	$(6,023)	$-	$(8,578)

Total Other Income (loss)	$(3,270)	$-	$(6,023)	$-	$(8,578)

Net (Loss)	$(40,641)	$-	$(77,504)	$(22,065)	$(189,871)

Basic earnings per share	$(0.00)	$-	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	26,250,000	22,074,176	26,250,000	19,178,177

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy, Inc.
(Formerly R&R Travel, Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Unaudited)
From March 2, 2001 (Inception) through June 30, 2009

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage		Total

On March 5, 2001,
6,250,000 shares issued for services	6,250,000	$6,250	$(5,000)	$		$1,250

On April 5, 2001,
6,250,000 shares issued for services	6,250,000	6,250	(5,000)			1,250

August to December 2001
3,750 shares issued for cash	3,750,000	3,750	3,750			7,500

Net loss, December 31, 2001					(2,066)	(2,066)

Balance, December 31, 2001	16,250,000	16,250	(6,250)		(2,066)	7,934

Net loss, December 31, 2002					(2,204)	(2,204)

Balance, December 31, 2002	16,250,000	16,250	(6,250)		(4,270)	5,730

Net loss, December 31, 2003					(11,024)	(11,024)

Balance, December 31, 2003	16,250,000	16,250	(6,250)		(15,294)	(5,294)

Net loss, December 31, 2004					(1,475)	(1,475)

Balance, December 31, 2004	16,250,000	16,250	(6,250)		(16,769)	(6,769)

Net income, December 31, 2005					9,781	9,781

Balance, December 31, 2005	16,250,000	16,250	(6,250)		(6,988)	3,012

Net income, December 31, 2006					1,808	1,808

Balance, December 31, 2006	16,250,000	16,250	(6,250)		(5,180)	4,820

Net income, December 31, 2007					(4,820)	(4,820)

Balance, December 31, 2007	16,250,000	16,250	(6,250)		(10,000)	-

May 9, 2008,
10,000,000 shares issued for cash	10,000,000	10,000	40,000			50,000

Net loss, December 31, 2008					(102,367)	(102,367)

Balance December 31, 2008	26,250,000	$26,250	$33,750		$(112,367)	$(52,367)

Net loss, June 30, 2009					(77,504)	(77,504)

Balance, June 30, 2009 (Restated)	26,250,000	$26,250	$33,750		$(189,871)	$(129,871)

* All outstanding share amounts have been retroactively restated to reflect the Company's 5 to 1 stock split.

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy, Inc. (Formerly R&R Travel, Inc.) (A Development Stage Company) Statements of Cash Flows (Unaudited)

			From Inception of the Development Stage January 1, 2007- March 31, 2009

	Six Months Ended

	June 30,2009	June 30,2008

	(Restated)		(Restated)

Operating Activities
Net income(Loss)	$(77,504)	$(22,065)	$(189,871)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation Expenses	$292	$-	$438
Share issued for services	$-	$-	$2,500
Change in Operating Assets and Liabilities:
Increase (decrease) in Accounts Payable	$10,185	$-	$12,960
Increase (decrease) in Accrued Expenses	$6,024	$-	$8,579

Net Cash Provided (used) by Operating Activities	$(61,003)	$(22,065)	$(165,394)

Investing Activities
Purchase Equipment	$-	$-	$(95,837)

Net Cash Provided (used) by Investing Activities	$-	$-	$(95,837)

Financing Activities
Increase in loan from related party	$58,000	$-	$109,975
Increase in other loan payable	$-	$-	$94,063
Cash received from issuance of stock	$-	$50,000	$57,500

Net Cash Provided (used) by Financing Activities	$58,000	$50,000	$261,538

Increase (decrease) in cash from continuing operations	$(3,003)	$27,935	$307
Cash and cash equivalents at beginning of period	$3,310	$-	$-

Cash and Cash Equivalents at End of Period	$307	$27,935	$307

Cash Paid for Interest	$-	$-	$-

Cash Paid for Income Taxes	$-	$-	$-

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 3.  GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company operated as R&R Travel from inception (March 2, 2001) until June 6, 2008 when the Company voted to change its name to Green Star Alternative Energy Inc. and modified its business plan to operate as a provider of clean energy. The deficit accumulated during the development stage as of June 30, 2009 is $189,871. Available cash at June 30, 2009 is $307. The future of this Company is dependent upon its ability to obtain financing and upon profitable operations from the development of its business opportunities.

Green Star Alternative Energy, Inc.
(Formerly R&R Travel, Inc.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2009

NOTE 4.  EQUIPMENT

Equipment consists of the following:

	June 30, 2009	December 31, 2008

Wind Sensor	$ 94,088	$ 94,088
Computer	1,749	1,749

Total Fixed Assets	95,837	95,837

Less: Accumulated Depreciation	(438)	(146)

Net Fixed Assets	$ 95,399	$ 95,691

Depreciation expenses for the quarter ended June 30, 2009 were $146. The Company does not start depreciation for Wind Sensor because Wind Sensor is not used for the purpose. When Wind Sensor is using the purpose, the Company will depreciate it.

NOTE 5.  INCOME TAXES

The Company has incurred operating losses of $149,229, which, if utilized, will begin to expire in 2027. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

Details of deferred tax assets are as follows;

As of June 30, 2009

Deferred tax assets:
Net operating loss (from inception to June 30, 2009)	$ 189,871
Statutory tax rate(combined federal and state)	34%

Deferred tax assets	64,556
Valuation allowance	(64,556)

Net deferred tax assets	-0-

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

In March, 2001, the Company issued 6,250,000 shares of common stock to various officers and consultants for services ($1,250) rendered to the Company.

In April, 2001, the Company issued 6,250,000 shares of common stock to various officers and consultants for services ($1,250) rendered to the Company.

In the fourth quarter of 2001, the Company issued an offering of 3,750,000 shares of common stock to various shareholders in exchange for cash proceeds realized in the amount of $7,500.

On May 9, 2008, the Company issued 10,000,000 shares of common stock at a price of $0.005 per share to its new CFO/Director for a total cash consideration of $50,000.

The stockholders' equity section of the Company contains the following class of capital stock as of June 30, 2009:

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

NOTE 7.  LOANS PAYABLE

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

NOTE 7.  LOANS PAYABLE (Continued)

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

The Company has an account payable of $12,960 as of June 30, 2009

10

Green Star Alternative Energy, Inc.
(Formerly R&R Travel, Inc.)
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2009

NOTE 10.  RESTATEMENT

The accompanying reviewed financial statements as of June 30, 2009 have been restated.

The Company purchased Wind Sensor and computer in 2008 amounting to $94,088 and $1,749, respectively. The Company expensed those purchases in 2008. The Company restated the financial statements of 2008 by capitalizing those purchases and recorded those purchases as fixed assets and recorded related depreciation expense. Adjusted depreciation expense was $146 for financial statement of 2008.

The financial statements of June 2009 were also restated due to same reason. Depreciation expense of the equipment amounted to $146 every quarter.

The following is a summary of the significant effects of the restatement on the Balance Sheet:

	Original	Adjusted	Restated
Equipment	0	95,399	95,399
Total assets	307	95,399	95,706

Total liabilities	225,577	0	225,557
Total shareholders' equity	(225,270)	95,399	(129,871)
Total liabilities and shareholders' equity	307	95, 399	95,706

The following is a summary of the significant effects of the restatement on the Statement of Operation for the six months:

	Original	Adjusted	Restated
Administration expenses	71,189	292	71,481
Net loss	77,212	292	77,504

Accumulated net loss	285,020	89,969	189,871

The following is a summary of the significant effects of the restatement on the Statement of Operation for the three months:

	Original	Adjusted	Restated
Administration expenses	37,225	146	37,371
Net loss	40,495	146	40,641

The adjustment entries are the following:

Debit	Credit	Amounts
Equipment		95,691
	Accumulated deficit		95,691

Depreciation		292
	Accumulated depreciation		292

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

Our assets are invested in our Wind Sensors which are located in the Republic of Serbia. While we believe that this is prudent and appropriate in our current circumstances, in the event that we are not successful, we will likely incur substantial and protracted losses since we lacks diversification and an investor who purchases our Common Stock may have no real ability to gain the return of their investment.

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

We have, as of June 30, 2009, an aggregate of $225,577 in outstanding debt. We anticipate that we will, over the next twelve months, seek to raise at least $7,200,000 in additional capital for operating, marketing, and working capital needs, we can not assure you that we will be successful in these efforts or if we are, that we can raise any such funds on a reasonable and timely basis in light of our current circumstances.

Qualified Auditor's Opinion: Doubt as to Our Company as a Going Concern.

Our independent public accountants issued a qualified opinion on our financial statements for the year ended December 31, 2008 with respect to uncertainties concerning our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our Common Stock is and will remain subordinate to the claims of our existing and future creditors. As of June 30, 2009, we had $225,577 shown as Total Liabilities on our Balance Sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

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

Our success depends to a great extent upon the continued successful performance of key executives and employees in general and specifically Mr. Peter Gilcud and Mr. Jesse M. De Castro.  Mr. Gilcud is presently employed by us as our President and Chief Executive Officer and Mr. De Castro is our Secretary, Treasurer, and Director.  Mr. Gilcud and Mr. De Castro also serve as two of our directors.  If Mr. Gilcud or Mr. De Castro were unable to perform their duties for any reason, our ability to implement our plans will be materially adversely effected.  We do not have a key man life insurance policy on the life of Mr. Gilcud or Mr. De Castro and we have no plans to acquire any key man life insurance in the future.

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

GREEN STAR ALTERNATIVE ENERGY, INC.

Date: March 15, 2010	BY: /s/ Peter Gilcud PETER GILCUD Chief Executive Officer

Date: March 15, 2010	BY: /s/ Jesse M. De Castro JESSE M. DE CASTRO Chief Financial Officer