Form 10-Q
period 2010-03-31
Green Star Alternative Energy Inc.
filed 2010-05-14
CIK 1462013

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to__________________________

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

On March 31, 2010, there were 45,937,543 shares of the issuer's common stock were outstanding.

Part 1.  Financial Information

Green Star Alternative Energy, Inc. (A Development Stage Company) Balance Sheets As of March 31, 2010 and December 31, 2009

	As of March 31, 2010	As of December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$6	$8,303
Pre-Paid Accounting Fees	-	705

Total Current Assets	6	9,008

Equipment, net	93,660	95,187

Total Assets	$93,666	$104,195

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$20,237	$15,072
Accounts payable	30,852	3,023
Loan from related party	221,000	221,000
Other loan payable	94,063	94,063

Total Liabilities	366,152	333,158

Stockholders' Equity
Common Stock, (Authorized, 200,000,000 shares, Par value: $0.001, 45,937,543 shares and 45,937,543 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	45,938	45,938
Additional Paid-in Capital	14,062	14,062
Deficit accumulated during the development stage	(332,486)	(288,963)

Total Stockholders' Equity	(272,486)	(228,963)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,666	$104,195

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
and for the Period from Inception (March 2, 2001) through March 31, 2010

	Three Months Ending		From March 2, 2001 (Inception) Through March 31, 2010

	March 31, 2010	March 31, 2009

Revenues
Revenues	$-	$-	$68,029

Total Revenues	-	-	68,029

Operating Expense
Administrative Expense	38,098	34,109	377,297

Total Operating Expenses	38,098	34,109	377,297

Other income (loss)
Interest expenses	(5,425)	(2,753)	(23,218)

Total Other Income (Loss)	(5,425)	(2,753)	(23,218)

Net (Loss)	$(43,523)	$(36,862)	$(332,486)

Basic earnings per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	45,937,543	45,937,543

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy Inc. (A Development Stage Company) Statements of Changes in Stockholders' Equity From March 2, 2001 (inception) through March 31, 2010

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage		Total

On March 5, 2001,
10,937,500 shares issued for services	10,937,500	$10,938	$(9,688)	$		$1,250

On April 5, 2001,
6,250,000 shares issued for services	10,937,500	10,938	(9,688)			1,250

August to December 2001
3,750 shares issued for cash	6,562,500	6,563	938			7,500

Net loss, December 31, 2001					(2,066)	(2,066)

Balance, December 31, 2001	28,437,500	28,438	(18,438)		(2,066)	7,934

Net loss, December 31, 2002					(2,204)	(2,204)

Balance, December 31, 2002	28,437,500	28,438	(18,438)		(4,270)	5,730

Net loss, December 31, 2003					(11,024)	(11,024)

Balance, December 31, 2003	28,437,500	28,438	(18,438)		(15,294)	(5,294)

Net loss, December 31, 2004					(1,475)	(1,475)

Balance, December 31, 2004	28,437,500	28,438	(18,438)		(16,769)	(6,769)

Net income, December 31, 2005					9,781	9,781

Balance, December 31, 2005	28,437,500	28,438	(18,438)		(6,988)	3,012

Net income, December 31, 2006					1,808	1,808

Balance, December 31, 2006	28,437,500	28,438	(18,438)		(5,180)	4,820

Net income, December 31, 2007					(4,820)	(4,820)

Balance, December 31, 2007	28,437,500	28,438	(18,438)		(10,000)	-

May 9, 2008,
17,500,043 shares issued for cash	17,500,043	17,500	32,500			50,000

Net loss, December 31, 2008					(102,367)	(102,367)

Balance December 31, 2008	45,937,543	$45,938	$14,062		$(112,367)	$(52,367)

Net loss December 31, 2009					(176,596)	(176,596)

Balance December 31, 2009	45,937,543	$45,938	$14,062		$(288,963)	$(228,963)

Net loss March 31, 2010					(43,523)	(43,523)

Balance March 31, 2010	45,937,543	$45,938	$14,062		$(332,486)	$(272,486)

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009 and
for the Period from Inception (March 2, 2001) through March 31, 2010

	Three Months Ended		From March 2, 2001 (Inception) Through March 31, 2010

	March 31, 2010	March 31, 2009

Operating Activities
Net income (Loss)	$(43,523)	$(36,862)	$(332,486)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expenses	1,527	146	4,647
Share issued for services			2,500
Changes in operating assets and liabilities:
Decrease in prepaid expenses	705
Increase in accounts payable	27,829	4,438	30,852
Increase in accrued liabilities	5,165	2,754	20,237

Net Cash Provided (used) by Operating Activities	(8,297)	(29,524)	(274,250)

Investing Activities
Purchase Equipment	-	-	(98,307)

Net Cash Provided (used) by Investing Activities	-	-	(98,307)

Financing Activities
Increase in loan from related party	-	38,000	221,000
Increase in other loan payable	-	-	94,063
Cash received from issuance of stock	-	-	57,500

Net Cash Provided(used) by Financing Activities	-	38,000	372,563

Net increase (decrease) in cash	(8,297)	8,476	6
Cash and cash equivalents at beginning of period	8,303	3,310	-

Cash and Cash Equivalents at End of Period	$6	$11,786	$6

Cash Paid for Interest	$-	$-	$-

Cash Paid for Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Green Star Alternative Energy, Inc. (the Company) was incorporated under the laws of the State of Nevada on March 2, 2001 and originally in the travel business, where the Company provided travel packages to financial services professionals in connection with seminars and other professional education events.

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
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

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

NOTE 3.  GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company operated as R&R Travel from inception (March 2, 2001) until June 6, 2008 when the Company voted to change it's name to Greenstar Alternative Energy Inc. and modified it's business plan to operate as a provider of clean energy. The deficit accumulated during the development stage as of March 31, 2010 is $332,486. Available cash at March 31, 2010 is $6.00. The future of this Company is dependent upon its ability to obtain financing and upon profitable operations from the development of its business opportunities.

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

NOTE 4.  EQUIPMENT

Equipment consists of the following:

	March 31, 2010	December 31, 2009

Wind Sensor	$ 94,088	$ 94,088
Computer	4,219	4,219
Total Fixed Assets	98,307	98,307

Less: Accumulated Depreciation	(4,647)	(3,120)

Net Fixed Assets	$ 93,660	$ 95,187

Depreciation expenses for the three month period ended March 31, 2010 and Year End 2009 were $1,527 and $2,974 respectively.

NOTE 5.  INCOME TAXES

The company has incurred operating losses of $332,486, which, if utilized, will begin to expire in 2021. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

Details of deferred tax assets are as follows;

As of March 31, 2010

Deferred tax assets:
Net operating loss (from inception to March 31, 2010)	$ 332,486
Statutory tax rate(combined federal and state)	34%
Deferred tax assets	113,045
Valuation allowance	(113,045)
Net deferred tax assets	-0-

The potential future tax benefits of these losses have not been recognized in these financial statements due to the uncertainty of their utilization. When the future utilization of some portion of the carry-forwards is determined not to be "more likely than not" a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

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

In March, 2001, the Company issued 10,937,500 shares of its common stock to various officers and consultants for services ($1,250) rendered to the Company.

In April, 2001, the Company issued 10,937,500 shares of its common stock to various officers and consultants for services ($1,250) rendered to the Company.

In the fourth quarter of 2001, the Company issued an offering of 6,562,500 shares of its common stock to various shareholders in exchange for cash proceeds realized in the amount of $7,500.

On May 9, 2008, the Company issued 17,500,043 shares of common stock at a price of $0.002857 per share to its new CFO/Director for a total cash consideration of $50,000.

The stockholders' equity section of the Company contains the following class of capital stock as of March 31, 2010:

     •    Common stock, $ 0.001 par value: 200,000,000 authorized 45,937,543 shares issued and outstanding

On June 6, 2008, the Company voted, via amendment to their Articles of Incorporation, to approve a forward share split of the Corporation's outstanding and issued shares of common stock of five (5) shares for each one (1) issued by the Corporation.

On January 28, 2010, the Company's Board of Directors approved the Record Date of January 29, 2010 for the dividend of three additional shares of the Company's Common Stock for every four shares of the Company's Common Stock outstanding. All fractional shares will be rounded up to the next whole share.

All share amounts have been retroactively adjusted for all periods presented.

NOTE 7.  LOANS PAYABLE

The Company issued a secured Promissory Note to Seal Commercial S.A. dated September 25, 2008 (the "Note") in connection with the purchase of Wind Sensors which act as "collateral" for the said loan. The loan is for $94,063 and the terms and conditions of such Note allow for prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is September 25, 2010. The total accrued interest as of March 31, 2010 is $9,958.

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

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

The Company issued an unsecured Promissory Note dated November 10, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $15,000 working capital loan to the Corporation. The terms and conditions of such note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is November 10, 2010. The total accrued interest as of March 31, 2010 is $1,455.

The Company issued an unsecured Promissory Note dated November 25, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $30,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is November 25, 2010. The Company repaid the accrued interest of $2,121. The total accrued interest as of March 31, 2010 is $714.

The Company issued an unsecured Promissory Note dated February 12, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with an $8,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is February 12, 2010. The total accrued interest as of March 31, 2010 is $623.

The Company issued an unsecured Promissory note dated February 17, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $5,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is February 17, 2010. The total accrued interest as of March 31, 2010 is $387.

The Company issued an unsecured Promissory Note dated March 6, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $25,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is March 6, 2010. The total accrued interest as of March 31, 2010 is $1,869.

The Company issued an unsecured Promissory Note dated May 15, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is May 15, 2010. The total accrued interest as of March 31, 2010 is $1,110.

The Company issued an unsecured Promissory Note dated September 25, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $43,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is September 25, 2010. The total accrued interest as of March 31, 2010 is $1,549.

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

NOTE 8.  LOAN FROM RELATED PARTY (Continued)

The Company issued an unsecured Promissory Note dated September 30, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $75,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is September 30, 2010. The total accrued interest as of March31, 2010 is $2,572.

In addition to the Notes, Jesse de Castro, a director of the company, advanced the company funds in the amount of $8,000 as of September 30, 2009. The balance is unsecured and interest free with no specified terms of repayment. These amounts were paid to Jesse de Castro on October 30, 2009.

NOTE 9.  RELATED PARTY TRANSACTIONS

On September 1, 2009, the Board of Directors approved a salary increase to Jesse de Castro, a director of the Company, from $3,500 to $4,000 per month. This will be paid to De Castro Investments Inc. a corporation owned and managed by Mr. Jesse de Castro commencing September 1, 2009. This is to acknowledge the valuable contributions made by Mr. De Castro to the Company. The total officer salary is $12,000 for the three month period ended March 31, 2010. ($10,500 in 2009). The outstanding salary is $8,000 as of March 31, 2010.

On September 9, 2009 Mr. Jesse de Castro extended a short term interest -free loan of $5,000 to the Company to pay for professional fees. This was repaid by the Company on October 30, 2009.

On September 25, 2009 Mr. Jesse de Castro extended a short term interest-free loan of $3,000 to the Company to pay for professional fees. This was repaid by the Company on October 30, 2009.

NOTE 10.  STOCK OPTION PLAN

The Company prepared and filed a Form S-8 Registration Statement on March 30, 2010 with the hope that the Company may be able to issue and register certain shares of our Common Stock pursuant to the rules adopted by the Securities and Exchange Commission with respect to the use of the Form S-8 and thereby meet and pay some of our obligations for permissible labor services. However, upon advice of the Company's legal counsel, the Company determined that due to the modest amount of the company's non-cash assets and the Company's lack of revenues and related operations, the Company is not likely to claim that the company is eligible to use the Form S-8 Registration Statement and does so without serious risk of violating Section 5 of the Securities Act of 1933. For these reasons and avoid any such liability, the Company have not issued and registered any shares of our Common Stock under the Form S-8 Registration Statement and the Company anticipates withdrawing the Form S-8 Registration Statement in the near future.

NOTE 11.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 13, 2010, the date at which the financial statements were to be issued.

On April 26, 2010, Mr. Peter Gilcud resigned as the Company's President, Chief Executive Officer and as a Director.

On the same date, Mr. Jesse M. De Castro currently serves as Company's Acting President in addition to continuing his duties as the Company's Secretary and Chief Financial Officer, Treasurer and, with the resignation of Mr. Gilcud, Mr. De Castro now serves as the Company's sole Director.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

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

Later and on January 28, 2010, we had a Record Date for a dividend of three "new" shares of our Common Stock for every four "old" shares held as of that Record Date.

Since May 2008, our new management has been focusing on opportunities that may allow us to participate in clean, environmentally friendly energy generation projects. As a result and to the extent that our limited managerial and financial resources allow, we are focused on participating in one or more smaller wind energy generation projects via participation in joint ventures, partnerships, and other agreements either as a joint venture partner, general partner, or, if the project is not beyond our financial capacity and can be structured so as to allow us to participate as a co-owner, we may become a co-owner of a smaller, limited scale project.

In all of these pursuits, our strategy has been to participate, on a selective basis consistent with our limited managerial and financial resources, in projects that may offer significant commercial opportunities in the clean, environmentally-friendly energy generation segment.

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

We are currently insolvent in that our Total Current Assets (and our cash) totaled $6.00 as of March 31, 2010 and our Total Current Liabilities totaled $$366,152. As a result and because of the costs that we incur each month to maintain our corporate existence and the obligations as a "public company," we cannot assure you that we will continue our existence or otherwise meet our obligations as a publicly-traded corporation.

Management Discussion and Analysis of Operations

First Three Months Ending March 31, 2010 versus First Three Months Ending March 31, 2009

During the first three months ending March 31, 2010 (the "First Quarter 2010"), we recorded $0 as Revenues. This compares to the first three months ending March 31, 2009 (the "First Quarter 2009") when we also recorded $0 as Revenues.

While we did not record any revenues during either of these periods and we have remained a "start-up" company throughout our corporate history, we did record $38,098 in Administrative Expense during the First Quarter 2010 compared to $34,109 in Administrative Expense during the First Quarter 2009. The increased Administrative Expense that we incurred during the First Quarter 2010 resulted from the intense efforts that our management took in implementing our strategies and the plans we have made for our planned operations in the Republic of Serbia together with costs we incurred in connection with our stock dividend (referenced above). These Administrative Costs included salary expenses, travel, telephone, office expense, meeting expenses, legal and accounting fees, fees to EDGAR-ize our required periodic filings with the Commission, and similar related expenses.

We also incurred Interest Expense of $5,425 during the First Quarter 2010 compared to $2,753 in the First Quarter 2009. The increased Interest Expense represented the interest we incurred on $221,000 in loans we received including those received from Jesse M. De Castro, our Acting President, Chief Financial Officer, Secretary, and Director and interest we incurred on $94,063 in loans we obtained in connection with our purchase of certain Wind Sensors. By comparison, we had only $2,753 in Interest Expense during the First Quarter 2009.

As a result, we recorded a Net Loss of $43,523 for the First Quarter 2010 compared to a Net Loss of $36,862 during the First Quarter 2009. This resulted in a Net Loss per share (basic) of ($0.00) during the First Quarter 2010 compared to a Net Loss per share (basic) of ($0.00) for the First Quarter 2009.

Liquidity and Capital Resources

We are insolvent. As of March 31, 2010, we had $6.00 in cash (and no other current assets) and we had Total Current Liabilities of $366,152. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of March 31, 2010. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a significant and continuing risk of defaulting on our obligations to our creditors with consequential legal and other costs that would severely and adversely impact our ability to continue our existence as a corporate enterprise.

Our insolvent financial condition also may create a real risk that we may be forced to file for protection under applicable bankruptcy laws or state insolvency statutes. We also may face the risk that a receiver may be appointed. We face that risk and other risks resulting from our precarious financial condition.

For these and other reasons, we anticipate that unless we can obtain sufficient capital from an outside source and do so in the very near future, we may be unable to continue to operate as a corporation, continue to meet our filing obligations under the Securities Exchange Act of 1934, or otherwise satisfy our obligations to our stock transfer agent, our accountants, our legal counsel, our EDGAR filing agent, and many others. Thus, we could effectively lose our very existence.

As we have noted before in our prior periodic filings, we have very limited liquidity and we have not received any commitment from any source of capital that will allow us to meet our capital requirements which are currently estimated at $7,200,000. And, we continue to believe that on a going-forward basis, we anticipate that we may need $100,000 to $150,000 or more annually merely to maintain our corporate existence and pay the expenses and costs that we likely will incur to ensure that we can remain a corporate enterprise with all of our attendant responsibilities, filings, and associated documentation and, add to this, additional monies to pay the $366,152 of debt that we owe as of March 31, 2010.

We prepared and filed a Form S-8 Registration Statement during the three months ending March 31, 2010 with the hope that we may be able to issue and register certain shares of our Common Stock pursuant to the rules adopted by the Securities and Exchange Commission with respect to the use of the Form S-8 and thereby meet and pay some of our obligations for permissible labor services. However, upon advice of our legal counsel, we determined that due to the modest amount of our non-cash assets and our lack of revenues and related operations, we are not likely to claim that we are eligible to use the Form S-8 Registration Statement and do so without serious risk of violating Section 5 of the Securities Act of 1933. For these reasons and avoid any such liability, we have not issued and registered any shares of our Common Stock under the Form S-8 Registration Statement and we anticipate withdrawing the Form S-8 Registration Statement in the near future.

For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited funds that we have received from our Acting President, Chief Financial Officer, Secretary, and sole Director, Jesse M. De Castro, there can be no assurance that we will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

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

Risks Related to the Company's Operations

We are insolvent and we have only $6 in Total Current Assets compared to $366,152 in Total Current Liabilities as of March 31, 2010.

We are insolvent. As of March 31, 2010, we had $6.00 in cash (and no other current assets) and we had Total Current Liabilities of $366,152. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of March 31, 2010. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a risk of bankruptcy or insolvency. In that event, our creditors would assert claims that would result in either the total liquidation of the Company or, failing that, that our creditors would acquire control of the Company and our existing stockholders would lose their entire investment.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $43,523 in net losses during the three months ending March 31, 2010 and $332,486 in cumulative net losses from inception to March 31, 2010. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the Serbian Joint Venture, administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expense and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

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

We have, as of March 31, 2010, an aggregate of $366,152 in outstanding debt. We anticipate that we will, over the next twelve months, seek to raise at least $7,200,000 in additional capital for operating, marketing, and working capital needs, we can not assure you that we will be successful in these efforts or if we are, that we can raise any such funds on a reasonable and timely basis in light of our current circumstances.

Qualified Auditor's Opinion:  Doubt as to Our Company as a Going Concern.

Our independent public accountants issued a qualified opinion on our financial statements for the year ended December 31, 2009 with respect to uncertainties concerning our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our Common Stock is and will remain subordinate to the claims of our existing and future creditors. As of March 31, 2010, we had $366,152 shown as Total Liabilities on our Balance Sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

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

Our present directors and officers hold the power to vote an aggregate of about 38% of our Common Shares as of March 31, 2010. As a result, any person who acquires our Common Shares will likely have little or no ability to influence or control the Company.

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

There is a limited trading market for our Common Shares, and there is no guarantee that a continuous liquid trading market will subsequently develop. All of our Common Shares are traded only on the non-OTC Pink Sheets Market and there can be no assurance that the Common Shares will ever gain any liquid trading volumes in any other market or gain listing on any stock exchange. The U.S. Securities and Exchange Commission requires that any company whose securities are traded on the Bulletin Board Market file a Form 10 and become a "reporting company" and thereby become subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934. While we have filed the Form 10 (and we have filed an amendment), there can be no assurance that we will, if we gain trading privileges on the Bulletin Board Market and that we will be successful in complying with the requirements to retain trading privileges for our Common Shares on the Bulletin Board.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2010, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the first quarter ending March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not a party to any known pending legal proceedings. We are aware of a threatened claim asserted by a third party seeking payment under an asserted consulting agreement. The claim is for $15,000 in the form of a cashier's check or the equivalent in freely-tradable common stock. Since we have been advised that we are not eligible to use the Form S-8 Registration Statement and our obligations are subject to our "best efforts," we have determined that we are not in a position to issue any freely-tradable shares of our Common Stock at this time. On this basis, we are evaluating the threatened claim and we intend to take whatever action we may be able to take to defend against this claim but we cannot assure you that we will have any success in these efforts.

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

We have almost no cash or liquid assets and we are a small company with limited resources & we need additional capital.

We have almost no cash or other liquid assets and we have $366,152 in Total Current Liabilities as of March 31, 2010. As a result, we are insolvent. Since we are a small company, we face great difficulty in obtaining at least $100,000 to $150,000 or more in additional capital necessary to remain a corporate enterprise and an estimated $7,200,000 in additional capital to implement our business plan.   In the event of any unexpected problems or difficulties in our business and planned operations, we may not have the ability to obtain sufficient additional capital on terms that are reasonable in light of our current circumstances and market conditions.   We have not received any assurances that this additional capital can be obtained or if it is obtained, that can be obtained on reasonable terms and in a timely fashion to allow us to remain as a cor5porate enterprise, avoid bankruptcy or insolvency, or, for that matter, to execute our business plan.

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

During the three months ended March 31, 2010, we recorded a net loss of $43,523 compared to a net loss of $36,862 for the three months ended March 31, 2009 and negative cash flow for the three months ended March 31, 2010. While there may be some limited and a very unlikely possibility that we may be able to implement our business plan and if market and competitive conditions allow, we may achieve profitability and positive cash flow, we are currently insolvent and we can not assure you that we will achieve profitability and positive cash flow or if we do achieve these goals, that we can sustain profitability and positive cash flow in the future.

We have not paid any cash dividends on our Common Stock and we have no plans to do so.

Our board of directors determines whether to pay cash dividends on the Company's issued and outstanding shares. The declaration of cash dividends will depend upon our future earnings (if any), our capital requirements, our financial condition and other relevant factors.  Our board of directors does not intend to declare any cash dividends on our Common Stock for the foreseeable future.  We anticipate that we will retain any earnings to finance the growth of our business and for general corporate purposes. Although we did pay a stock dividend of three "new" shares for every four (old" shares held as of January 28, 2010, we cannot assure you that we will pay any additional stock dividends in the future.

We face intense competition.

If we are successful in raising additional capital on a timely basis (and assuming that this can be accomplished before any of our creditors assert claims against us), we will face considerable competition from other electricity producers. Companies with greater financial resources, larger staffs, more experience and more equipment will be better positioned to compete with us.  In addition, all of our assets and operations will be concentrated in the electricity generating business described in this Form 10-Q and we have no current plans to diversify into any other business activity.

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

In the event that we are able to claim that the exemption provided by Rule 144 of the Securities Act of 1933 is available (and that we are not a "shell company" as set forth in Rule 144(i) thereunder), then many of the shares of our outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration.  As revised effective February 15, 2008, Rule 144 generally now requires that a holder of our restricted Common Stock hold these "restricted securities" for at least six months from the date at which they were acquired before undertaking any public re-sale of the restricted Common Stock pursuant to Rule 144.  And if the holder is an "affiliate" (as defined in Rule 144(a)(1) or was an "affiliate" in the immediately preceding 90 day period), then the holder must also satisfy certain other requirements of Rule 144.  As a result of the revision to Rule 144 that became effective February 15, 2008 (including but not limited to the shorter holding period under Rule 144(d)), potential and actual sales of our Common Stock by our present shareholders may have a depressive effect on the price of our Common Stock in the marketplace. However, due to the application of Rule 144(i), stockholders holding restricted or control securities will find it difficult if not impossible to remove the restricted securities legend from their shares.

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

If we can raise capital in the short term to satisfy the obligations we have to our creditors, and if we are successful in implementing our business plan and in raising the $7,200,000 in additional capital and commence operations, our sales revenues will be in the form of Serbian Dinars. If applicable currency exchange rates fluctuate, our revenues and results of operations may be materially and adversely affected. We will also likely incur a significant amount of our expenses payable in Serbian Dinars.  As a result, our financial performance is affected by fluctuations in the value of the Serbian Dinar to the U.S. Dollar.  At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented there can be no assurance that such arrangements will be available, be cost effective or be able to fully offset such future currency risks.

We are likely to remain dependent upon key executives.

Our success depends to a great extent upon the continued successful performance of key executives and employees in general and specifically Mr. Jesse M. De Castro.  Since April 25, 2010, Mr. De Castro is presently employed by us as our Acting President and Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer, and Director.  Mr. De Castro also serves as our only director.  If Mr. De Castro were unable to perform his duties for any reason, our ability to implement our plans will be materially adversely effected.  We do not have a key man life insurance policy on the life of Mr. De Castro and we have no plans to acquire any key man life insurance in the future.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On April 26, 2010, Mr. Peter Gilcud resigned as the Company's President and as a Director. Mr. Gilcud's resignation was not the result of or in connection with any disagreement with him relating to or involving the Company's operations, policies, or practices. The Company is not aware of any such disagreement with Mr. Gilcud and believes that his resignation was entirely for personal reasons. The Company was informed that Mr. Gilcud wanted to pursue other interests.

On the same date, Mr. Jesse M. De Castro currently serves as Company's Acting President in addition to continuing his duties as the Company's Secretary and Chief Financial Officer, Treasurer and, with the resignation of Mr. Gilcud, Mr. De Castro now serves as the Company's sole Director.

Item 6. Exhibits.

Number	Exhibits
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STAR ALTERNATIVE ENERGY, INC.

Date: May 12, 2010	BY: /s/ Jesse M. De Castro JESSE M. DE CASTRO Acting Chief Executive Officer

Date: May 12, 2010	BY: /s/ Jesse M. De Castro JESSE M. DE CASTRO Chief Financial Officer