Form 10-Q
period 2010-06-30
Green Star Alternative Energy Inc.
filed 2011-02-28
CIK 1462013

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to__________________________

Commission File Number:  000-53627

Green Star Alternative Energy, Inc.

(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0492010 (I.R.S. Employer Identification No.)

1328 W. Balboa Blvd., Suite C, Newport Beach, CA
(Address of principal executive offices - Zip Code)

(949)-903-0468

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                            Yes  [ X]    No  [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On February 28, 2011, there were 63,337,543 shares of the issuer's common stock were outstanding.

Part 1.  Financial Information

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets
As of June 30, 2010 and December 31, 2009

	30-Jun-10	31-Dec-09
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$-	$8,303
Pre-Paid Accounting Fees	-	705
Total Current Assets	-	9,008

Equipment, net	-	95,187

Total Assets	$-	$104,195

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued payable	$30,640	$5,955
Loan from related party	238,276	233,140
Other loan payable	-	94,063
Total Liabilities	268,916	333,158

Stockholders' Deficit
Common Stock, (Authorized, 200,000,000 shares, Par value: $0.001, 45,937,543 shares and 45,937,543 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	45,938	45,938
Additional Paid-in Capital	14,062	14,062
Deficit accumulated during the development stage	(328,916)	(288,963)
Total Stockholders' Deficit	(268,916)	(228,963)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$104,195

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended June 30, 2010 and 2009
and for the Period from Inception (March 2, 2001) through June 30, 2010

(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,		Inception (March 2, 2001) through June 30,
	2010	2009	2010	2009	2010
REVENUES	$-	$-	$-	$-	$68,029
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	68,029
OPERATING EXPENSES:
General and administrative expenses	12,007	37,371	50,365	71,481	389,304
Total operating expenses	12,007	37,371	50,365	71,481	389,304
LOSS FROM OPERATIONS	(12,007)	(37,371)	(50,365)	(71,481)	(321,275)
:
Other Income (Expense)	15,577	(3,270)	10,412	(6,023)	(7,641)
Total other income (expense)	15,577	(3,270)	10,412	(6,023)	(7,641)
NET INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES	3,570	(40,641)	(39,953)	(77,504)	(328,916)
Provision for income taxes	-	-	-	-	-

NET INCOME/(LOSS)	$3,570	$(40,641)	$(39,953)	$(77,504)	$(328,916)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	45,937,543	26,250,000	45,937,543	26,250,000

The accompanying notes are an integral part of the financial statements.

Green Star Alternative Energy Inc.
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Deficit
From March 2, 2001 (inception) through June 30, 2010

	Common	Common	Additional	Deficit Accumulated
	Stock	Stock	Paid-in	During the
		Amount	Capital	Development
				Stage	Total

On March 5, 2001,
10,937,500 shares issued for services	10,937,500	$10,938	$(9,688)		$1,250

On April 5, 2001,
6,250,000 shares issued for services	10,937,500	10,938	(9,688)		1,250

August to December 2001
3,750 shares issued for cash	6,562,500	6,563	938		7,500

Net loss, December 31, 2001				(2,066)	(2,066)

Balance, December 31, 2001	28,437,500	28,438	(18,438)	(2,066)	7,934

Net loss, December 31, 2002				(2,204)	(2,204)

Balance, December 31, 2002	28,437,500	28,438	(18,438)	(4,270)	5,730

Net loss, December 31, 2003				(11,024)	(11,024)

Balance, December 31, 2003	28,437,500	28,438	(18,438)	(15,294)	(5,294)

Net loss, December 31, 2004				(1,475)	(1,475)

Balance, December 31, 2004	28,437,500	28,438	(18,438)	(16,769)	(6,769)

Net income, December 31, 2005				9,781	9,781

Balance, December 31, 2005	28,437,500	28,438	(18,438)	(6,988)	3,012

Net income, December 31, 2006				1,808	1,808

Balance, December 31, 2006	28,437,500	28,438	(18,438)	(5,180)	4,820

Net income, December 31, 2007				(4,820)	(4,820)

Balance, December 31, 2007	28,437,500	28,438	(18,438)	(10,000)	-

May 9, 2008,
17,500,043 shares issued for cash	17,500,043	17,500	32,500		50,000

Net loss, December 31, 2008				(102,367)	(102,367)

Balance December 31, 2008	45,937,543	45,938	14,062	(112,367)	(52,367)

Net loss December 31, 2009				(176,596)	(176,596)

Balance December 31, 2009	45,937,543	45,938	14,062	(288,963)	(228,963)

Net loss June 30, 2010				(39,953)	(39,953)

Balance June 30, 2010	45,937,543	$45,938	$14,062	$(328,916)	$(268,916)

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009 and
for the Period from Inception (March 2, 2001) through June 30, 2010

			From March 2, 2001
	Six Months Ended		(Inception) Through
	30-Jun-10	30-Jun-09	30-Jun-10

Operating Activities
Net Loss	$(39,953)	$(77,504)	$(328,916)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expenses	-	292	3,120
Share issued for services			2,500
Changes in operating assets and liabilities:
Decrease in prepaid expenses	705		-
Increase in accounts payable	24,686	10,185	27,709
Increase in interest payable	5,135	6,024	20,207
Net Cash Used by Operating Activities	(9,427)	(61,003)	(275,380)

Investing Activities
Forfeited Equipment	95,187	-	(3,120)
Net Cash Provided (Used) by Investing Activities	95,187	-	(3,120)

Financing Activities
Increase in loan from related party	-	58,000	221,000
Decrease in other loan payable	(94,063)	-	-
Cash received from issuance of stock	-	-	57,500
Net Cash Provided (Used) by Financing Activities	(94,063	58,000	278,500

Net increase in cash	(8,303)	(3,003)	-
Cash at beginning of period	8,303	3,310	-
Cash at End of Period	$-	$307	$-

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2010

NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Green Star Alternative Energy, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on March 2, 2001 and originally in the travel business, where the Company provided travel packages to financial services professionals in connection with seminars and other professional education events.

On June 6, 2008, the Company, by amendment to its articles of incorporation, changed its name to Green Star Alternative Energy, Inc. and changed its business operations to become a provider of energy from wind, water and sunlight.  The Company ceased this business as of June 30, 2010.

The Company has minimal operations at this time and is considered a development stage company.

Currently, the Company seeks suitable candidates for a business combination with a private company.  The Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company. The Company selected December 31 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition
The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors, may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed financial statements of Green Star Alternative Energy, Inc. (the "Company") are presented in accordance with the requirements for Form 10-Q and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended December 31, 2009 included in the Company's Annual Report on Form 10-K.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Going Concern — Since inception, the Company and has a cumulative net loss of $328,916. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

Income Taxes — The Company records income taxes in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Cash and Cash Equivalents - Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments - On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.


Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's cash and cash equivalents, accrued liabilities and accounts payable approximate carrying value because of the short-term nature of these items.

Stock-Based Compensation — The Company records transactions under share based payment arrangements in accordance with the provisions of the FASB ASC Topic 718, “Share Based Payment Arrangements”.  The standard requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. The standard also requires measurement of the cost of employee services received in exchange for an award. The Company is using the modified prospective method allowed under this standard. Accordingly, upon adoption, prior period amounts have not been restated. Under this application, the Company recorded the cumulative effect of compensation expense for the unvested portion of previously granted awards that remain outstanding at the date of adoption and recorded compensation expense for all awards granted after the date of adoption.

The standard provides that income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deduction under existing law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement. The Company does not recognize a tax benefit for compensation expense related to incentive stock options unless the underlying shares are disposed in a disqualifying disposition.

 Net Loss Per Share — The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the years ended December 31, 2009 and 2008 because their effect is anti-dilutive.

Comprehensive Loss - Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the quarter ended June 30, 2010, the Company's comprehensive loss was the same as its net loss.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Financial Instruments — Our financial instruments consist of cash, accounts payable, and notes payable.  The carrying values of cash, accounts payable, and notes payable are representative of their fair values due to their short-term maturities.

Recently Issued Accounting Pronouncements - In June 2009, the Financial Accounting Standards Board (FASB) issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. This standard was effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard did not have a material impact on the financial statements.

In June 2009, the FASB issued a new standard that revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The adoption of this standard did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-6,  Improving Disclosures About Fair Value Measurements , that amends existing disclosure requirements under FASB Accounting Standards Codification (ASC) 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For 3M this ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. The Company is currently evaluating the impact of this standard on our financial statements.

NOTE 3.  LOANS PAYABLE

The Company issued a secured Promissory Note to Seal Commercial S.A. (“Seal”) dated September 25, 2008 (the "Note") in connection with the purchase of wind sensors which act as collateral (“Collateral”) for the said loan. The loan was for $94,063 and the terms and conditions of such Note allow for prepayment of principle and accrued interest at anytime without penalty. The interest rate was 7% per annum.  The wind sensors were being held by Notos d.o.o. which was a related party of Seal.  In early 2010, Seal took possession of the Collateral. The Company has made multiple attempts to reach Seal and has received no response.  Due to Seal taking possession of the Collateral and the lack of there response to the Company, the Company believes the Note to be satisfied.

NOTE 4.  LOANS FROM RELATED PARTY

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

The Company issued an unsecured Promissory Note dated November 10, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $15,000 working capital loan to the Corporation. The terms and conditions of such note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is November 10, 2010. The total accrued interest as of June 30, 2010 is $1,717.

The Company issued an unsecured Promissory Note dated November 25, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $30,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is November 25, 2010. The Company repaid the accrued interest of $2,121. The total accrued interest as of June 30, 2010 is $3,348.

The Company issued an unsecured Promissory Note dated February 12, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with an $8,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is February 12, 2010. The total accrued interest as of June 30, 2010 is $771.

The Company issued an unsecured Promissory note dated February 17, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $5,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is February 17, 2010. The total accrued interest as of June 30, 2010 is $478.

The Company issued an unsecured Promissory Note dated March 6, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $25,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is March 6, 2010. The total accrued interest as of June 30, 2010 is $2,306.

The Company issued an unsecured Promissory Note dated May 15, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is May 15, 2010. The total accrued interest as of June 30, 2010 is $1,576.

The Company issued an unsecured Promissory Note dated September 25, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $43,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is September 25, 2010. The total accrued interest as of June 30, 2010 is $2,292.

The Company issued an unsecured Promissory Note dated September 30, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $75,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is September 30, 2010. The total accrued interest as of June 30, 2010 is $3,927.

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

The stockholders' equity section of the Company contains the following class of capital stock as of June 30, 2010:

         Common stock, $ 0.001 par value: 200,000,000 authorized 45,937,543 shares issued and outstanding

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

NOTE 6.  RELATED PARTY TRANSACTIONS

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

NOTE 7.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 28, 2011, the date at which the financial statements were to be issued.

On September 17, 2010, we issued 17,400,000 to a company controlled by our sole director and officer, Jesse De Castro. We have been indebted to Mr. De Castro in the amount of US$221,000 as a result of shareholder loans, and US$32,000 as a result of accrued and unpaid compensation. Mr. De Castro has agreed to accept 11,000,000 shares of common stock, in partial settlement of US$55,000 of the outstanding shareholder loans, and 6,400,000 shares of common stock in settlement of the accrued and unpaid compensation.

On January 19, 2011, De Castro Investments Inc. (“De Castro”), and Verdad Telecom, Inc., a Nevada corporation (the “Purchaser”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which De Castro (collectively, the “Seller”) will sell to the Purchaser, and the Purchaser will purchase from the Seller, an aggregate of 34,900,000 shares of Common Stock (the “Shares”), which Shares represent 55.1% of the issued and outstanding shares of Common Stock and Seller’s debt and liabilities.  The Closing occurred on January 30, 2011.  The Purchaser paid the aggregate purchase price for the Shares with personal funds.  There are noarrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

At the Closing, Jesse De Castro resigned as the Registrant’s sole director, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, and Eric Stoppenhagen, age 37, was elected as the Registrant’s sole director, President, Chief Financial Officer and Secretary, to serve in such capacities until his successors are duly elected and qualified.

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

Item 2.  Plan of Operation.

Corporate Background

The Company was incorporated under the laws of the State of Nevada on March 2, 2001 and originally in the travel business, where the Company provided travel packages to financial services professionals in connection with seminars and other professional education events.

On June 6, 2008, the Company, by amendment to its articles of incorporation, changed its name to Green Star Alternative Energy, Inc. and changed its business operations to become a provider of energy from wind, water and sunlight.  The Company ceased this business as of June 30, 2010.

The Company has minimal operations at this time and is considered a development stage company.

Business of Issuer
Currently, the Company seeks suitable candidates for a business combination with a private company.  The Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected December 31 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.  As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

c)	Strength and diversity of management, either in place or scheduled for recruitment;

d)
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

e)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

f)	The extent to which the business opportunity can be advanced;

g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition
The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

Results of Operation

For the six months ended June 30, 2010 and 2009, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the six months ended June 30, 2010, the Company had a net loss of $39,953, as compared with a net loss of $77,504 for the corresponding period in 2009. The decreases in operating expense for the current period are mainly due to a decrease in operations.

Liquidity and Capital Resources

We are insolvent. As of June 30, 2010, we had no cash (and no other current assets) and we had Total Current Liabilities of $268,916. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of June 30, 2010. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a significant and continuing risk of defaulting on our obligations to our creditors with consequential legal and other costs that would severely and adversely impact our ability to continue our existence as a corporate enterprise.

Our insolvent financial condition also may create a real risk that we may be forced to file for protection under applicable bankruptcy laws or state insolvency statutes. We also may face the risk that a receiver may be appointed. We face that risk and other risks resulting from our precarious financial condition.

For these and other reasons, we anticipate that unless we can obtain sufficient capital from an outside source and do so in the very near future, we may be unable to continue to operate as a corporation, continue to meet our filing obligations under the Securities Exchange Act of 1934, or otherwise satisfy our obligations to our stock transfer agent, our accountants, our legal counsel, our EDGAR filing agent, and many others. Thus, we could effectively lose

For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited funds that we have received from our former Acting President, Chief Financial Officer, Secretary, and sole Director, Jesse M. De Castro and current Acting President, Chief Financial Officer, Secretary, and sole Director, Eric Stoppenhagen there can be no assurance that we will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended December 31, 2009, and our unaudited financial statements for the quarter ended June 30, 2010 include a "going concern" footnote.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2010, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the second quarter ending June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Company's Operations

We are insolvent and we have zero dollars in Total Current Assets compared to $268,916 in Total Current Liabilities as of June 30, 2010.

We are insolvent. As of June 30, 2010, we had zero cash (and no other current assets) and we had Total Current Liabilities of $268,916. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of June 30, 2010. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a risk of bankruptcy or insolvency. In that event, our creditors would assert claims that would result in either the total liquidation of the Company or, failing that, that our creditors would acquire control of the Company and our existing stockholders would lose their entire investment.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $39,953 in net losses during the six months ending June 30, 2010 and $328,916 in cumulative net losses from inception to June 30, 2010. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the Serbian Joint Venture, administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expense and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

Qualified Auditor's Opinion:  Doubt as to Our Company as a Going Concern.

Our independent public accountants issued a qualified opinion on our financial statements for the year ended December 31, 2009 with respect to uncertainties concerning our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our Common Stock is and will remain subordinate to the claims of our existing and future creditors. As of June 30, 2010, we had $268,916 shown as Total Liabilities on our Balance Sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Control of the Company is held by management.

Our present directors and officers hold the power to vote an aggregate of about 55% of our Common Shares as of June 30, 2010. As a result, any person who acquires our Common Shares will likely have little or no ability to influence or control the Company.

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

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the stockholders of the Company.  A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders.

In addition, our management is currently involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Our business is difficult to evaluate because we have no recent operating history.

As the Company has no recent operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell our common stock following periods of volatility because of the market's adverse reaction to volatility.

 Other factors that could cause such volatility may include, among other things:

•	announcements concerning our strategy,

•	litigation; and

•	general market conditions.

Because our common stock is considered a "penny stock" any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently traded on the OTC Pink Sheets and is considered a "penny stock." The OTC Pink Sheets is generally regarded as a less efficient trading market than the NASDAQ Capital Market.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock.

Since our common stock is subject to the regulations applicable to penny stocks, the market liquidity for our common stock could be adversely affected because the regulations on penny stocks could limit the ability of broker-dealers to sell our common stock and thus your ability to sell our common stock in the secondary market.  There is no assurance our common stock will be quoted on NASDAQ or the NYSE or listed on any exchange, even if eligible.

 The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 200,000,000 shares of common stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

There is no public market for our common stock, nor have we ever paid dividends on our common stock.

There is no public trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

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

Item 6. Exhibits.

Exhibits
31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STAR ALTERNATIVE ENERGY, INC.

Date: February 28, 2011	BY: /s/ Eric Stoppenhagen Eric Stoppenhagen Acting Chief Executive Officer

Date: February 28, 2011	BY: /s/ Eric Stoppenhagen Eric Stoppenahgen Chief Financial Officer