Form 10-Q
period 2010-09-30
Green Star Alternative Energy Inc.
filed 2011-02-28
CIK 1462013

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Part 1.  Financial Information

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets
As of September 30, 2010 and December 31, 2009

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash	$-	$8,303
Pre-Paid Accounting Fees	-	705
Total Current Assets	-	9,008

Equipment, net	-	95,187

Total Assets	$-	$104,195

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued payable	$10,640	$5,955
Loan from related party	187,038	233,140
Other loan payable	-	94,063
Total Liabilities	197,678	333,158

Stockholders' Deficit
Common Stock, (Authorized, 200,000,000 shares, Par value: $0.001, 63,337,543 shares and 45,937,543 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	63,338	45,938
Additional Paid-in Capital	83,662	14,062
Deficit accumulated during the development stage	(344,678)	(288,963)
Total Stockholders' Deficit	(197,678)	(228,963)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$104,195

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended September 30, 2010 and 2009
and for the Period from Inception (March 2, 2001) through September 30, 2010

(UNAUDITED)
	Three Months Ended September 30,		Nine months Ended September 30,		Inception (March 2, 2001) through September 30,
	2010	2009	2010	2009	2010
REVENUES	$-	$-	$-	$-	$68,029
COST OF SALES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	68,029
OPERATING EXPENSES:
General and administrative expenses	12,000	37,401	62,365	108,883	401,304
Total operating expenses	12,000	37,401	62,365	108,883	401,304
LOSS FROM OPERATIONS	(12,000)	(37,401)	(62,365)	(108,883)	(333,275)
:
Other Income (Expense)	(3,762)	(3,660)	6,650	(9,684)	(11,403)
Total other income (expense)	(3,762)	(3,660)	6,650	(9,684)	(11,403)
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(15,762)	(41,061)	(55,715)	(118,567)	(344,678)
Provision for income taxes	-	-	-	-	-

NETLOSS	$(15,762)	$(41,061)	$(55,715)	$(118,567)	$(344,678)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	48,423,257	26,250,000	46,769,161	26,250,000

The accompanying notes are an integral part of the financial statements.

Green Star Alternative Energy Inc.
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Deficit
From March 2, 2001 (inception) through September 30, 2010

	Common	Common	Additional	Deficit Accumulated
	Stock	Stock	Paid-in	During the
		Amount	Capital	Development
				Stage	Total

On March 5, 2001,
10,937,500 shares issued for services	10,937,500	$10,938	$(9,688)		$1,250

On April 5, 2001,
6,250,000 shares issued for services	10,937,500	10,938	(9,688)		1,250

August to December 2001
3,750 shares issued for cash	6,562,500	6,563	938		7,500

Net loss, December 31, 2001				(2,066)	(2,066)

Balance, December 31, 2001	28,437,500	28,438	(18,438)	(2,066)	7,934

Net loss, December 31, 2002				(2,204)	(2,204)

Balance, December 31, 2002	28,437,500	28,438	(18,438)	(4,270)	5,730

Net loss, December 31, 2003				(11,024)	(11,024)

Balance, December 31, 2003	28,437,500	28,438	(18,438)	(15,294)	(5,294)

Net loss, December 31, 2004				(1,475)	(1,475)

Balance, December 31, 2004	28,437,500	28,438	(18,438)	(16,769)	(6,769)

Net income, December 31, 2005				9,781	9,781

Balance, December 31, 2005	28,437,500	28,438	(18,438)	(6,988)	3,012

Net income, December 31, 2006				1,808	1,808

Balance, December 31, 2006	28,437,500	28,438	(18,438)	(5,180)	4,820

Net income, December 31, 2007				(4,820)	(4,820)

Balance, December 31, 2007	28,437,500	28,438	(18,438)	(10,000)	-

On May 9, 2008,
17,500,043 shares issued for cash	17,500,043	17,500	32,500		50,000

Net loss, December 31, 2008				(102,367)	(102,367)

Balance December 31, 2008	45,937,543	45,938	14,062	(112,367)	(52,367)

Net loss December 31, 2009				(176,596)	(176,596)

Balance December 31, 2009	45,937,543	45,938	14,062	(288,963)	(228,963)

On September 17, 2010, 17,400,000 shares issued for debt	17,400,000	17,400	69,600		87,000

Net loss September 30, 2010				(55,715)	(55,715)

Balance September 30, 2010	63,337,543	$63,338	$83,662	$(344,678)	$(197,678)

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine months Ended September 30, 2010 and 2009 and
for the Period from Inception (March 2, 2001) through September 30, 2010

			From March 2, 2001
	Nine Months Ended		(Inception) Through
	September 30, 2010	September 30, 2009	September 30, 2010

Operating Activities
Net Loss	$(55,715)	$(118,567)	$(344,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expenses	-	1,614	3,120
Share issued for services			2,500
Changes in operating assets and liabilities:
Decrease in prepaid expenses	705	(1,680)	-
Increase in accounts payable	36,685	19,397	39,708
Increase in interest payable	8,898	9,685	23,970
Net Cash (Used by Operating Activities	(9,427)	(89,551)	(275,380)

Investing Activities
Forfeited Equipment	95,187	-	(3,120)
Net Cash Provided (Used) by Investing Activities	95,187	-	(3,120)

Financing Activities
Increase in loan from related party	-	109,025	221,000
Decrease in other loan payable	(94,063)	-	-
Cash received from issuance of stock	-	-	57,500
Net Cash Provided (Used) by Financing Activities	(94,063)	109,025	278,500

Net increase in cash	(8,303)	19,474	-
Cash at beginning of period	8,303	3,310	-
Cash at End of Period	$-	$22,784	$-

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2010

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Going Concern — Since inception, the Company and has a cumulative net loss of $344,678. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Comprehensive Loss - Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the quarter ended September 30, 2010, the Company's comprehensive loss was the same as its net loss.

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

The Company issued an unsecured Promissory Note dated November 10, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $15,000 working capital loan to the Corporation. The terms and conditions of such note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is November 10, 2010. The total accrued interest as of September 30, 2010 is $1,982.

The Company issued an unsecured Promissory Note dated November 25, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $30,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is November 25, 2010. The Company repaid the accrued interest of $2,121. The total accrued interest as of September 30, 2010 is $3,878.

The Company issued an unsecured Promissory Note dated February 12, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with an $8,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is February 12, 2010. The total accrued interest as of September 30, 2010 is $913.

The Company issued an unsecured Promissory note dated February 17, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $5,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is February 17, 2010. The total accrued interest as of September 30, 2010 is $566.

The Company issued an unsecured Promissory Note dated March 6, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $25,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is March 6, 2010. The total accrued interest as of September 30, 2010 is $2,747.

The Company issued an unsecured Promissory Note dated May 15, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is May 15, 2010. The total accrued interest as of September 30, 2010 is $1,929.

The Company issued an unsecured Promissory Note dated September 25, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $43,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is September 25, 2010. The total accrued interest as of September 30, 2010 is $3,051.

The Company issued an unsecured Promissory Note dated September 30, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $75,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is September 30, 2010. The total accrued interest as of September 30, 2010 is $5,113.

In addition to the Notes, Jesse de Castro, a director of the company, advanced the company funds in the amount of $8,000 as of September 30, 2009. The balance is unsecured and interest free with no specified terms of repayment. These amounts were paid to Jesse de Castro on October 30, 2009.

On September 17, 2010, we issued 11,000,000 shares of common stock, in partial settlement of US$55,000 of the Note dated September 30, 2009.

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

The stockholders' equity section of the Company contains the following class of capital stock as of September 30, 2010:

Common stock, $ 0.001 par value: 200,000,000 authorized 63,337,543 shares issued and outstanding

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

Results of Operation

For the nine months ended September 30, 2010 and 2009, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the nine months ended September 30, 2010, the Company had a net loss of $55,715, as compared with a net loss of $118,567 for the corresponding period in 2009. The decreases in operating expense for the current period are mainly due to a decrease in operations.

Liquidity and Capital Resources

We are insolvent. As of September 30, 2010, we had no cash (and no other current assets) and we had Total Current Liabilities of $197,678. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of September 30, 2010. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a significant and continuing risk of defaulting on our obligations to our creditors with consequential legal and other costs that would severely and adversely impact our ability to continue our existence as a corporate enterprise.

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

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended December 31, 2009, and our unaudited financial statements for the quarter ended September 30, 2010 include a "going concern" footnote.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2010, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the third quarter ending September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Company's Operations

We are insolvent and we have zero dollars in Total Current Assets compared to $197,678 in Total Current Liabilities as of September 30, 2010.

We are insolvent. As of September 30, 2010, we had zero cash (and no other current assets) and we had Total Current Liabilities of $197,678. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of September 30, 2010. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a risk of bankruptcy or insolvency. In that event, our creditors would assert claims that would result in either the total liquidation of the Company or, failing that, that our creditors would acquire control of the Company and our existing stockholders would lose their entire investment.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $55,715 in net losses during the nine months ending September 30, 2010 and $344,678 in cumulative net losses from inception to September 30, 2010. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the Serbian Joint Venture, administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expense and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

Qualified Auditor's Opinion:  Doubt as to Our Company as a Going Concern.

Our independent public accountants issued a qualified opinion on our financial statements for the year ended December 31, 2009 with respect to uncertainties concerning our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our Common Stock is and will remain subordinate to the claims of our existing and future creditors. As of September 30, 2010, we had $197,678 shown as Total Liabilities on our Balance Sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Control of the Company is held by management.

Our present directors and officers hold the power to vote an aggregate of about 55% of our Common Shares as of September 30, 2010. As a result, any person who acquires our Common Shares will likely have little or no ability to influence or control the Company.

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

None.

Item 5.  Other Information.

None

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