Form 10-K
period 2010-12-31
Green Star Alternative Energy Inc.
filed 2011-03-17
CIK 1462013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

1328 W. Balboa Blvd., Suite C, Newport Beach, CA, 92661 (Address of principal executive offices - Zip Code)

Registrant's telephone number, including area code (949)-903-0468

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer 	Accelerated filer 

Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☒       No  

As of June 30, 2010 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $710,938.

As of March 16, 2011, 63,337,543 shares of the common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements with-in the meaning of Section 27A of the Securities Act (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We have based these statements on our beliefs and assumptions, based on information currently available to us. These forward-looking statements are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations, our total market opportunity and our business plans and objectives set forth under the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements are not guarantees of performance. Our future results and requirements may differ materially from those described in the forward-looking statements. Many of the factors that will determine these results and requirements are beyond our control. In addition to the risks and uncertainties discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," investors should consider those discussed under "Risk Factors."

These forward-looking statements speak only as of the date of this report. We do not intend to update or revise any forward-looking statements to reflect changes in our business anticipated results of our operations, strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Item 1.  Business

 (a) Business Development
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

On January 19, 2011, De Castro Investments Inc. (“De Castro”), and Verdad Telecom, Inc., a Nevada corporation (the “Purchaser”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which De Castro (collectively, the “Seller”) will sell to the Purchaser, and the Purchaser will purchase from the Seller, an aggregate of 34,900,000 shares of Common Stock (the “Shares”), which Shares represent 55.1% of the issued and outstanding shares of Common Stock and Seller’s debt and liabilities.  The Closing occurred on January 30, 2011.  The Purchaser paid the aggregate purchase price for the Shares with personal funds.  There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

At the Closing, Jesse De Castro resigned as the Company’s sole director, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, and Eric Stoppenhagen, age 37, was elected as the Company’s sole director, President, Chief Financial Officer and Secretary, to serve in such capacities until his successors are duly elected and qualified.

The Company has minimal operations at this time and is considered a development stage company.

(b) Business of Issuer
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

(c) Reports to security holders.

(1) To the extent required by federal and state law, the Company will deliver an annual report to security holders.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A.  Risk Factors

The following important factors, and the important factors described elsewhere in this report or in our other filings with the SEC, could affect (and in some cases have affected) our results and could cause our results to be materially different from estimates or expectations.  Other risks and uncertainties may also affect our results or operations adversely.  The following and these other risks could materially and adversely affect our business, operations, results or financial condition.

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. A prospective investor should consider the possibility of the loss of the investor's entire investment and evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us

Risks Related to the Company's Operations

We are insolvent and we have zero dollars in total current assets compared to $210,356 in total current liabilities as of December 31, 2010.

We are insolvent. As of December 31, 2010, we had zero cash (and no other current assets) and we had total current liabilities of $210,356. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of December 31, 2010. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a risk of bankruptcy or insolvency. In that event, our creditors would assert claims that would result in either the total liquidation of the Company or, failing that, that our creditors would acquire control of the Company and our existing stockholders would lose their entire investment.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $68,393 in net losses during the year ending December 31, 2010 and $357,356 in cumulative net losses from inception to December 31, 2010. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the Serbian Joint Venture, administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expense and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

Qualified Auditor's Opinion:  Doubt as to Our Company as a Going Concern.

Our independent public accountants issued a qualified opinion on our financial statements for the year ended December 31, 2010 with respect to uncertainties concerning our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our common stock is and will remain subordinate to the claims of our existing and future creditors. As of December 31, 2010, we had $210,356 shown as total liabilities on our balance sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Control of the Company is held by management.

Our present directors and officers hold the power to vote an aggregate of about 55% of our common shares as of December 31, 2010. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

Other factors that could cause such volatility may include, among other things:

	announcements concerning our strategy,

	litigation; and

	general market conditions.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its sole officer and director at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

We are not a party to any current or pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations, or financial condition, and we are not aware of any threatened or contemplated proceeding by any governmental authority against us.  To our knowledge, we are not a party to any threatened civil or criminal action or investigation.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information:  Our common stock is listed for trading with a trading symbol "GSAE" on the "Pink Sheets" market, a quotation service that displays sale prices, and volume information for transactions with market makers in over-the-counter ("OTC") equity securities. All such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Trading in our common stock is limited and sporadic and there can be no assurance that any liquid trading market will develop or, if it does develop, that it can be maintained.

Based on information obtained from the Pink Sheets, the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended December 31, 2009 and December 31, 2010 are set forth in the table below:

	Price Range

	High($)	Low($)

Quarter ended 3/31/09	$2.45	$0.50
Quarter ended 6/30/09	$3.50	$2.55
Quarter ended 9/30/09	$1.79	$0.20
Quarter ended 12/31/09	$0.94	$0.18

Quarter ended 3/31/10	$0.30	$0.05
Quarter ended 6/30/10	$0.06	$0.01
Quarter ended 9/30/10	$0.02	$0.01
Quarter ended 12/31/10	$0.015	$0.006

Holders:  As of March 16, 2011, there were approximately 8 holders of record of our Common Stock.

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

Recent Sales:  We had the following stock and promissory note issuances during the periods ending December 31, 2009 and December 31, 2010.

On February 12, 2009, our Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro (the Company's Chief Financial Officer, Secretary, and Director) in the amount of $8,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on  December 31, 2011.

On March 6, 2009, the Company's Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro (the Company's Chief Financial Officer, Secretary, and Director) in the amount of $25,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on December 31, 2011.

On September 25, 2009, the Company's Board of Directors approved the issuance of an Unsecured Promissory Note to Jesse M. De Castro in the principal amount of $43,000 in exchange for the Company's receipt of $43,000 from Mr. De Castro. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on December 31, 2011.

On December 31, 2009, the Company's Board of Directors approved the issuance of an Unsecured Promissory Note to Jesse M. De Castro in the principal amount of $20,000 in exchange for the Company's receipt of $20,000 from Mr. De Castro. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on December 31, 2011.

On December 31, 2009, the Company and Jesse M. De Castro orally agreed to extend the maturity date of the following unsecured promissory notes previously issued by the Company to Mr. De Castro from the date at which they were originally due: (1) the $20,000 Unsecured Promissory Note issued on August 30, 2008 is now due on August 30, 2011; (2) the $15,000 Unsecured Promissory Note issued on November 10, 2008 is now due on November 10, 2011; (3) the $30,000 Unsecured Promissory Note issued on November 25, 2008 is now due November 25, 2011; (4) the $8,000 Unsecured Promissory Note is due December 31, 2011; and (5) the $25,000 Unsecured Promissory is due December 31, 2011.

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

Item 6.  Selected Financial Data

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Recently Issued Accounting Pronouncements

Refer to the financial statements note 1 significant accounting policies related to the impact of the adoption and issuance of  of recent accounting pronouncements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Significant Accounting Policies" to the Financial Statements contained in Item 8 of this document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Results from Operations – Years Ended December 31, 2010 and 2009

For the twelve months ended December 31, 2010 and 2009, the Company had no revenues from continuing operations. For the twelve months ended December 31, 2010, the Company had a loss from operations of $72,115, as compared with a loss from operations of $161,358 for the twelve months ended December 31, 2009.

For the twelve months ended December 31, 2010, the Company incurred $3,722 of other expenses, comprised of (a) forgiveness of debt income of $12,212, (b) interest expense of $16,992, and (c) disposal of asset income of $8,501.   For the twelve months ended December 31, 2009, the Company incurred $15,238 of other expenses which comprised of interest expense.

Liquidity and Capital Resources

We are insolvent. As of December 31, 2010, we had no cash (and no other current assets) and we had total current liabilities of $210,356. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a significant and continuing risk of defaulting on our obligations to our creditors with consequential legal and other costs that would severely and adversely impact our ability to continue our existence as a corporate enterprise.

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

As of December 31, 2010 and December 31, 2009, the Company had assets equal to zero and $104,195, respectively, comprised exclusively of cash. The Company's current liabilities as of December 31, 2010 and December 31, 2010 were $210,356 and $333,158, respectively, comprised of accounts payable, accrued expenses and a note payable to a related party.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2010 and 2009:

	Years ended December 31,
	2010	2009
Operating Activities	$(9,427)	$(161,562)
Investing Activities	95,187	(2,470)
Financing Activities	(94,063)	169,025
Net Effect on Cash	$(8,303)	$4,993

The Company currently has nominal assets, no active business operations and no sources of revenues. The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. Our financial statements indicate that without additional capital, there is substantial doubt as to our ability to continue as a going concern.

Going Concern Uncertainties

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of their opinion in the Audit Report for the year ended December 31, 2010.

Capital Expenditures

We have not incurred any material capital expenditures.

Commitments and Contractual Obligations

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data

See pages beginning with page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during our year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position	Date Elected

Jesse M. De Castro(1) Green Star Alternative Energy, Inc. 1660 Hotel Circle North, Suite 207 San Diego, California 92108	34	CEO, CFO, Secretary & Director	05/27/2008
Eric Stoppenhagen Green Star Alternative Energy, Inc. 1660 Hotel Circle North, Suite 207 San Diego, California 92108	37	CEO, CFO, Secretary & Director	01/30/2011

Footnote:
(1)	On January 30, 2011, Mr. De Castro resigned all officer and director positions of the Company.
(2)	On January 30, 2011, Mr. Stoppenhagen was appointed to sole officer and director of the Company.

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

Jesse M. De Castro served as the Company's Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director until January 30, 2011. Mr. De Castro serves as the Asset and Liability Analyst for North Shore Credit Union. From 2002 to 2005, Mr. De Castro was Vice-President in charge of Energy Sector Analysis for Altus Capital Corp. From 2004 to 2007, Mr. De Castro was Consultant to SBS Ltd. on alternative energy. Mr. De Castro holds a BS in Actuarial Science degree from Simon Fraser University.

Eric Stoppenhagen has served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company since January 30, 2011.  Mr. Stoppenhagen, through his consulting company Venor, Inc., provides financial and management services to small to medium-sized companies that either are public or desire to become public.  He provides temporary CFO services to these companies, which includes transaction advice, preparation of security filings and advice regarding compliance with corporate governance requirements.  Mr. Stoppenhagen has more than ten years of financial experience having served in an executive capacity for several public and private companies, including as Vice President of Finance and subsequently Interim President of Trestle Holdings, Inc. from 2003 to 2009; Interim President of Trist Holdings, Inc. from 2007 to 2010; CFO and Director of AuraSource, Inc. from 2008 to 2010; CFO of Mimvi, Inc. in 2010 and, CFO of Jardinier Corp. from 2007 to 2008.  Mr. Stoppenhagen is a Certified Public Accountant and holds a Juris Doctorate and Masters of Business Administration both from George Washington University.  Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University.  Mr. Stoppenhagen also serves as a director of the following public company: AuraSource, Inc.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our sole officer and director, Eric Stoppenhagen, during the past five years.

Compliance with Section 16(a) of The Securities Exchange Act of 1934: To our knowledge, during the fiscal year ended December 31, 2010, based solely on a review of such materials as are required by the Securities and Exchange Commission, Jesse M. De Castro was the only officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock who failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

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

Audit Committee and Audit Committee Financial Expert

The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company's board of directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company's independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Company's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2010. Such actions by the written consent of all directors are, according to Nevada corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Company's board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

	Compliance with applicable governmental laws, rules and regulations;

	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

	Accountability for adherence to the code.

Due to the limited scope of the Company's current operations, the Company has not adopted a corporate code of ethics that applies to its executive officers.

Conflicts of Interest

Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of the Company's operations, a specific nominating policy would be premature and of little assistance until the Company's business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board's review of the candidates' resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Nevada corporate law and the federal proxy rules, to the extent such rules are or become applicable. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Because the management and directors of the Company are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors' attention by virtue of the co-extensive capacities served by Eric Stoppenhagen.

Indemnification

Under Nevada corporate law and pursuant to our certificate of incorporation and bylaws, the Company may indemnify its officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company's officers or directors pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company currently is a shell company with nominal assets, no employees and no active business operations. The Company's business plans are to identify an operating company with which to merge or to complete a business combination in a reverse merger transaction. As such, the Company currently has no formal compensation program for its executive officers, directors or employees.

The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, the Company has no compensation committee.

Except as set forth in the summary compensation table below, during the years ended December 31, 2010 and 2009, 2010, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company's employees and no equity awards are currently outstanding.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

The following table sets forth information on the remuneration of our chief executive officer and our four most highly compensated executive officers who served as executive officers at the end of December 31, 2010 and earned in excess of $100,000 per annum during any part of our last three fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Other Annual Compensation (e)	Total Compensation

Miodrag Andric, Past President, CEO, and Chairman (1)	2008 2009 2010	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Jesse M. De Castro, Chief Financial Officer, Secretary, and Director	2008 2009 2010	$24,000 $44,000 $48,000	$0 $0 $0	$0 $0 $0	$24,000 $44,000 $48,000
Peter Gilcud, President, Chief Executive Officer and Chairman	2008 2009 2010	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0
Total Compensation (3 persons)	2008 2009 2010	$0 $24,000 $48,000	$0 $0 $0	$0 $0 $0	$0 $24,000 $48,000

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

On January 31, the Company and Mr. Stoppenhagen entered into a Consulting, Confidentiality and Proprietary Rights Agreement pursuant to which the Company engaged Mr. Stoppenhagen to provide financial duties required to maintain a public shell and services as the Company’s interim sole director and officer.  Mr. Stoppenhagen receives a monthly fee of $4,000 in consideration of the services described above.

Compensation of Non-Executive Directors: Non-executive directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of March 16, 2011:

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Verdad Telecom, Inc. (1) 1328 W. Balboa Blvd. Newport Beach, CA 92661	34,900,000	55.1%
Eric P. Stoppenhagen (1) 1328 W. Balboa Blvd. Suite C Newport Beach, CA 92661	34,900,000	55.1%
All Directors and Officers as a Group (1 individual)	34,900,000	55.1%

(1)
Eric Stoppenhagen has voting and investment control over the securities owned by Verdad Telecom, Inc. and therefore Eric Stoppenhagen may be deemed a beneficial owner of the 34,900,000 shares of common stock owned by Woodman.

(2)	Percentages are based on 63,337,543 common shares issued and outstanding as of March8, 2011.

Director Independence

The Company is not a "listed company" under SEC rules and is therefore not required to have independent directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

On February 12, 2009, our Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro (the Company's Chief Financial Officer, Secretary, and Director) in the amount of $8,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on December 31, 2011.

On March 6, 2009, the Company's Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro (the Company's Chief Financial Officer, Secretary, and Director) in the amount of $25,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on December 31, 2011.

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

On September 25, 2009, the Company's Board of Directors approved the issuance of an Unsecured Promissory Note to Jesse M. De Castro in the principal amount of $43,000 in exchange for the Company's receipt of $43,000 from Mr. De Castro. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on December 31, 2011.

On December 31, 2009, the Company's Board of Directors approved the issuance of an Unsecured Promissory Note to Jesse M. De Castro in the principal amount of $20,000 in exchange for the Company's receipt of $20,000 from Mr. De Castro. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on December 31, 2011.

On December 31, 2009, the Company and Jesse M. De Castro orally agreed to extend the maturity date of the following unsecured promissory notes previously issued by the Company to Mr. De Castro from the date at which they were originally due: (1) the $20,000 Unsecured Promissory Note issued on August 30, 2008 is now due on August 30, 2011; (2) the $15,000 Unsecured Promissory Note issued on November 10, 2008 is now due on November 10, 2011; (3) the $30,000 Unsecured Promissory Note issued on November 25, 2008 is now due November 25, 2011; (4) the $8,000 Unsecured Promissory Note issued on March 16, 2011 is now due February 12, 2011; and (5) the $25,000 Unsecured Promissory Note issued on March 6, 2010 is now due March 6, 2011.

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

On January 31, the Company and Mr. Stoppenhagen entered into a Consulting, Confidentiality and Proprietary Rights Agreement pursuant to which the Company engaged Mr. Stoppenhagen to provide financial duties required to maintain a public shell and services as the Company’s interim sole director and officer.  Mr. Stoppenhagen receives a monthly fee of $4,000 in consideration of the services described above.

Item 14.  Principal Accounting Fees and Services

Effective January 31, 2011, Company dismissed CHANG G. PARK, CPA, Ph. D. (“Chang Park”) as its independent registered public accounting firm.  The decision was approved by the Company’s Board of Directors.

The reports of Chang Park on the Company’s financial statements for the fiscal years ended December 31, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to the Company’s ability to continue as a going concern.  During the Company’s fiscal years ended December 31, 2009 and 2008, and the subsequent period through the date of this report, there were (i) no disagreements with Chang Park on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Chang Park would have caused Chang Park to make reference to the subject matter of the disagreements in connection with its report, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On January 31, 2011, the Company engaged Anton & Chia, LLP (“Anton & Chia”) as the Company’s new independent registered public accounting firm.  The appointment of Anton & Chia was approved by the Company’s Board of Directors.

Due to the Company’s fee issues with Chang Park and the restriction of access to their prior period workpapers, the Company engaged Anton & Chia to re-audit the financial statements as of and for the year ended December 31, 2009.

All audit and professional services provided by Chang G. Park, C.P.A. ("Park"), Certified Public Accountants, were be approved in advance by the Audit Committee to assure such services do not impair the auditor's independence from us. The total aggregate fees billed by Park were $0, $12,000, and $3,300 for the fiscal years ended December 31, 2008, December 31, 2009 and December 31, 2010, respectively. The following table shows the detailed fees billed to us by Park for professional services rendered during these fiscal years.

Description of Fees	2008	2009	2010

Audit Fees	0	$12,000	$3,300
Audit Related Fees	0	0	0
Tax Fees	0	0	0
All Other Fees	0	0	0
Total Fees	0	$12,000	$3,300

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

All Other Fees: Park was paid no other fees for professional services during the fiscal years ended December 31, 2008, December 31, 2009 and December 31, 2010.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  Financial Statements and Schedules See index to financial statements on page F-1 of this Annual Report.

All other schedules called for under regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b)  Exhibits

Exhibit No.

Document Description

*3.        Articles of Incorporation, Amendment, and By-Laws

*3.(a)    Articles of Incorporation

*3.(b)   By-Laws

10.     Material Contracts previously filed

*10.(a)   Secured Promissory Note ($94,087 - Seal Commercial)

*10.(b)   Unsecured Promissory Note ($20,000 - De Castro)

*10.(c)   Unsecured Promissory Note ($15,000 - De Castro)

*10.(d)   Unsecured Promissory Note ($30,000 - De Castro)

*10.(e)   Unsecured Promissory Note ($8,000)

*10.(f)   Unsecured Promissory Note ($25,000)

*10.(g)   Joint Venture Agreement

*10.(h)   Employment Agreement (De Castro)

*10.(i)   Mutual Nondisclosure Agreement between Notos and Gamesa

*10.(j)   Joint Venture Agreement of December 12, 2008

*10.(k)   Unsecured Promissory Note ($43,000 - De Castro)

*10.(l)   Unsecured Promissory Note ($75,000 - De Castro)

*10.(m)   Agreement with Ajo Capital

**10.(n)    Consulting, Confidentiality and Proprietary Rights Agreement between Eric Stoppenhagen and Green Star Alternative Energy dated January 31, 2011.

31.1
Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Annual Report on Form 10-K for the year ended September 30, 2010.

32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*Incorporated herein by reference to the Company’s Form 10 filed January 25, 2010
**Incorporated herein by reference to the Company’s Form 8-k filed February 1, 2011

SIGNATURES
            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Star Alternative Energy, Inc.

Date: March 16, 2011	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 16, 2011.

By:
/s/   ERIC STOPPENHAGEN
-----------------------------------------------------------
Name: Eric Stoppenhagen
Title: Chief Executive Officer
Chief Financial Officer
President
Treasurer
Secretary and Sole Director

Financial Statement

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Green Star Alternative Energy, Inc.

(Formerly R&R Travel Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of Green Star Alternative Energy, Inc. (A Development Stage "Company") as of December 31, 2010 and 2009 and the related statements of operations, changes in shareholders' deficit and cash flows for the years then ended, and for the period from March 2, 2001 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Star Alternative Energy, Inc. as of December 31, 2010 and 2009, and the result of its operations and its cash flows for the years then ended and for the period from March 2, 2001 (inception) to December 31, 2010 in conformity with U.S. generally accepted accounting principles.

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

/s/Anton & Chia
____________________
Anton & Chia, LLP

March 16, 2011

Newport Beach, CA.

Green Star Alternative Energy, Inc. (Formally R&R Travel, Inc.) (A Development Stage Company) Balance Sheets As of December 31, 2010 and 2009

	2010	2009

ASSETS

Current Assets
Cash	$-	$8,303
Pre-paid xpense	-	705

Total current assets	-	9,008

Equipment, net	-	95,187

TOTAL ASSETS	$-	$104,195

LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$4,704	$15,072
Accounts payable	15,685	3,023
Loan from director	189,967	221,000
Other loan payable	-	94,063

Total current liabilities	210,356	333,158

Stockholders' deficit
Common stock, (Authorized, 200,000,000 shares, par value: $0.001, 63,337,543 shares and 26,250,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively	63,338	26,250
Additional paid-in capital	83,662	33,750
Deficit accumulated during the development stage	(357,356)	(288,963)

Total stockholders' deficit	(210,356)	(228,963)

TOTAL LIABILITIES and STOCKHOLDERS' DEFICIT	$-	$104,195

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy, Inc.
(Formally R&R Travel, Inc.)
(A Development Stage Company)
Statements of Operations
For the Year ended December 31, 2010 and 2009
and for the Period from March 2, 2001 (inception) through December 31, 2010

	Year ended December 31,		From March 2, 2001 (Inception) through December 31, 2010

	2010	2009

REVENUES
Revenues	$-	$-	$68,029

Total revenues	-	-	68,029

Operating expenses
Administrative expenses	72,115	161,358	411,054

Total operating expenses	72,115	161,358	411,054

Other income (loss)
Total other income (expense)	3,722	(15,238)	(14,331)

Net loss	$(68,393)	$(176,596)	$(357,356)

Net loss per share of common stock – basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	50,956,774	26,250,000

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy Inc. (Formerly R&R Travel, Inc.) (A Development Stage Company) Statements of Changes in Stockholders' Deficit From March 2, 2001 (inception) through December 31, 2010

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage		Total

On March 5, 2001,
6,250,000 shares issued for services	6,250,000	$6,250	$(5,000)	$		$1,250

On April 5, 2001,
6,250,000 shares issued for services	6,250,000	6,250	(5,000)			1,250

August to December 2001
3,750,000 shares issued for cash	3,750,000	3,750	3,750			7,500

Net loss, December 31, 2001					(2,066)	(2,066)

Balance, December 31, 2001	16,250,000	16,250	(6,250)		(2,066)	7,934

Net loss, December 31, 2002					(2,204)	(2,204)

Balance, December 31, 2002	16,250,000	16,250	(6,250)		(4,270)	5,730

Net loss, December 31, 2003					(11,024)	(11,024)

Balance, December 31, 2003	16,250,000	16,250	(6,250)		(15,294)	(5,294)

Net loss, December 31, 2004					(1,475)	(1,475)

Balance, December 31, 2004	16,250,000	16,250	(6,250)		(16,769)	(6,769)

Net income, December 31, 2005				9,781	9,781

Balance, December 31, 2005	16,250,000	16,250	(6,250)	(6,988)	3,012

Net income, December 31, 2006				1,808	1,808

Balance, December 31, 2006	16,250,000	16,250	(6,250)	(5,180)	4,820

Net income, December 31, 2007				(4,820)	(4,820)

Balance, December 31, 2007	16,250,000	16,250	(6,250)	(10,000)	-

May 9, 2008,
10,000,000 shares issued for cash	10,000,000	10,000	40,000		50,000

Net loss, December 31, 2008				(102,367)	(102,367)

Balance December 31, 2008	26,250,000	26,250	33,750	(112,367)	(52,367)

Net loss December 31, 2009				(176,596)	(176,596)

Balance December 31, 2009	26,250,000	26,250	33,750	(288,963)	(228,963)

Share dividend of three additional shares for every four shares of common stock	19,687,543	19,688	(19,688)		-

On September 17, 2010, 17,400,000 shares issued for debt	17,400,000	17,400	69,600		87,000

Net loss, December 31, 2010				(68,393)	(68,393)

Balance December 31, 2010	63,337,543	$63,338	$83,662	$(357,356)	$(210,356)

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy, Inc.
(Formally R&R Travel, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Year ended December 31, 2010 and 2009
and for the Period from March 2, 2001 (inception) through December 31, 2010

	Year ended December 31,		From March 2, 2001 (Inception) through December 31, 2010

	2010	2009

Operating Activities
Net loss	$(68,393)	$(176,596)	$(357,356)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expenses	-	2,974	3,120
Share issued for services	-	-	2,500
Change in operating assets and liabilities:
Decrease (Increase) in pre-paid expense	705	(705)	-
Increase in accounts payable	46,434	248	49,457
Increase in interest payable	11,827	12,517	26,899

Net cash provided (used) by operating activities	(9,427)	(161,562)	(275,380)

Investing Activities
Purchase equipment	-	(2,470)	(98,307)
Forfeited equipment	95,187	-	95,187

Net cash provided (used) by investing activities	95,187	(2,470)	(3,120)

Financing Activities
Increase in loan from related party	-	169,025	221,000
Increase in other loan payable	(94,063)	-	-
Cash received from issuance of stock	-	-	57,500

Net cash provided (used) by financing activities	(94,063)	169,025	278,500

Net increase(decrease) in cash	(8,303)	4,993	-
Cash at beginning of period	8,303	3,310	-

Cash at end of period	$-	$8,303	$-

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy, Inc.

(Formally R&R Travel, Inc.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2010

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

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a) (51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying audited condensed financial statements of Green Star Alternative Energy, Inc. (the "Company") are presented in accordance with the requirements for Form 10-K and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Going Concern -  Since inception, the Company and has a cumulative net loss of $357,356. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Income Taxes -  The Company records income taxes in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.”  The standard requires, among other provisions, an asset and liability approach to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities.  Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

 Net Loss Per Share — The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the years ended December 31, 2010 and 2009 because their effect is anti-dilutive.

Comprehensive Loss - Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the years ended December 31, 2010 and 2009, the Company's comprehensive loss was the same as its net loss.

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

The Company issued an unsecured Promissory Note dated November 10, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $15,000 working capital loan to the Corporation. The terms and conditions of such note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of December 31, 2010 is $2,247.

The Company issued an unsecured Promissory Note dated November 25, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $30,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The Company repaid the accrued interest of $2,121. The total accrued interest as of December 31, 2010 is $4,407.

The Company issued an unsecured Promissory Note dated February 12, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with an $8,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of December 31, 2010 is $1,054.

The Company issued an unsecured Promissory note dated February 17, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $5,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of December 31, 2010 is $654.

The Company issued an unsecured Promissory Note dated March 6, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $25,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of December 31, 2010 is $3,188.

The Company issued an unsecured Promissory Note dated May 15, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of December 31, 2010 is $2,282.

The Company issued an unsecured Promissory Note dated September 25, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $43,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of December 31, 2010 is $3,810.

The Company issued an unsecured Promissory Note dated September 30, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $75,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of December 31, 2010 is $5,466.

In addition to the Notes, Jesse de Castro, a director of the company, advanced the company funds in the amount of $8,000 as of December 31, 2009. The balance is unsecured and interest free with no specified terms of repayment. These amounts were paid to Jesse de Castro on October 30, 2009.

On September 17, 2010, we issued 11,000,000 shares of common stock, in partial settlement of US$55,000 of the Note dated September 30, 2009.

NOTE 5.  INCOME TAXES

The company has incurred operating losses of $357,356, which, if utilized, will begin to expire in 2021. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

Details of deferred tax assets are as follows;

As of December 31, 2010

Deferred tax assets:
Net operating loss (from inception to December 31, 2010)	$357,356
Statutory tax rate (combined federal and state)	34%

Deferred tax assets	121,501
Valuation allowance	(121,501)

Net deferred tax assets	$-0-

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

On May 9, 2008, the Company issued 10,000,000 shares of common stock at a price of $0.002857 per share to its new CFO/Director for a total cash consideration of $50,000.

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

The stockholders' equity section of the Company contains the following class of capital stock as of December 31, 2010:

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

The Company issued an unsecured Promissory Note dated November 10, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $15,000 working capital loan to the Corporation. The terms and conditions of such note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of December 31, 2010 is $2,247.

The Company issued an unsecured Promissory Note dated November 25, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $30,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The Company repaid the accrued interest of $2,121. The total accrued interest as of December 31, 2010 is $4,407.

The Company issued an unsecured Promissory Note dated February 12, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with an $8,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of December 31, 2010 is $1,054.

The Company issued an unsecured Promissory note dated February 17, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $5,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of December 31, 2010 is $654.

The Company issued an unsecured Promissory Note dated March 6, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $25,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of December 31, 2010 is $3,188.

The Company issued an unsecured Promissory Note dated May 15, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of December 31, 2010 is $2,282.

The Company issued an unsecured Promissory Note dated September 25, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $43,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of December 31, 2010 is $3,810.

The Company issued an unsecured Promissory Note dated September 30, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $75,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of December 31, 2010 is $5,466.

In addition to the Notes, Jesse de Castro, a director of the company, advanced the company funds in the amount of $8,000 as of December 31, 2009. The balance is unsecured and interest free with no specified terms of repayment. These amounts were paid to Jesse de Castro on October 30, 2009.

NOTE 8.  RELATED PARTY TRANSACTIONS

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

On January 31, the Company and Mr. Stoppenhagen entered into a Consulting, Confidentiality and Proprietary Rights Agreement pursuant to which the Company engaged Mr. Stoppenhagen to provide financial duties required to maintain a public shell and services as the Company’s interim sole director and officer.  Mr. Stoppenhagen receives a monthly fee of $4,000 in consideration of the services described above.

NOTE 9.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 16, 2011, the date at which the financial statements were available to be issued.

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

At the Closing, Jesse De Castro resigned as the Company’s sole director, Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer, and Eric Stoppenhagen, age 37, was elected as the Company’s sole director, President, Chief Financial Officer and Secretary, to serve in such capacities until his successors are duly elected and qualified.

On January 31, the Company and Mr. Stoppenhagen entered into a Consulting, Confidentiality and Proprietary Rights Agreement pursuant to which the Company engaged Mr. Stoppenhagen to provide financial duties required to maintain a public shell and services as the Company’s interim sole director and officer.  Mr. Stoppenhagen receives a monthly fee of $4,000 in consideration of the services described above.