Form 10-Q
period 2011-03-31
Green Star Alternative Energy Inc.
filed 2011-05-16
CIK 1462013

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

On May 16, 2011, there were 63,337,543 shares of the issuer's common stock were outstanding.

Part 1.  Financial Information

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets
As of March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS

Current Assets
Cash	$-	$-
Total Current Assets	-	-

Equipment, net	-	-

Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued payable	$22,500	$20,389
Loan from related party	192,832	189,967
Total Liabilities	215,332	210,356

Stockholders' Deficit
Common stock, (Authorized, 200,000,000 shares, par value: $0.001, 63,337,543 shares issued and outstanding as of March 31, 2011 and December 31, 2010	63,338	63,338
Additional Paid-in Capital	93,997	83,662
Deficit accumulated during the development stage	(372,667)	(357,356)
Total Stockholders' Deficit	(215,332)	(210,356)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
and for the Period from Inception (March 2, 2001) through March 31, 2011

(UNAUDITED)
	Three Months Ended March 31,		Inception (March 2, 2001) through March 31,
	2011	2010	2011
REVENUES	$-	$-	$68,029
COST OF SALES	-	-	-
GROSS PROFIT	-	-	68,029
OPERATING EXPENSES:
General and administrative expenses	12,445	38,098	423,499
Total operating expenses	12,445	38,098	423,499
LOSS FROM OPERATIONS	(12,445)	(38,098)	(355,470)

Other Expenses	(2,866)	(5,425)	(17,197)
Total other expenses	(2,866)	(5,425)	(17,197)
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(15,311)	(43,523)	(372,667)
Provision for income taxes	-	-	-

NETLOSS	$(15,311)	$(43,523)	$(372,667)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	63,337,543	45,937,543

The accompanying notes are an integral part of the condensed financial statements.

Green Star Alternative Energy Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
From March 2, 2001 (inception) through March 31, 2011

	Common	Common	Additional	Deficit Accumulated
	Stock	Stock	Paid-in	During the
		Amount	Capital	Development
				Stage	Total

On March 5, 2001,
10,937,500 shares issued for services	10,937,500	$10,938	$(9,688)		$1,250

On April 5, 2001,
6,250,000 shares issued for services	10,937,500	10,938	(9,688)		1,250

August to December 2001
3,750 shares issued for cash	6,562,500	6,563	938		7,500

Net loss, December 31, 2001				(2,066)	(2,066)

Balance, December 31, 2001	28,437,500	28,438	(18,438)	(2,066)	7,934

Net loss, December 31, 2002				(2,204)	(2,204)

Balance, December 31, 2002	28,437,500	28,438	(18,438)	(4,270)	5,730

Net loss, December 31, 2003				(11,024)	(11,024)

Balance, December 31, 2003	28,437,500	28,438	(18,438)	(15,294)	(5,294)

Net loss, December 31, 2004				(1,475)	(1,475)

Balance, December 31, 2004	28,437,500	28,438	(18,438)	(16,769)	(6,769)

Net income, December 31, 2005				9,781	9,781

Balance, December 31, 2005	28,437,500	28,438	(18,438)	(6,988)	3,012

Net income, December 31, 2006				1,808	1,808

Balance, December 31, 2006	28,437,500	28,438	(18,438)	(5,180)	4,820

Net income, December 31, 2007				(4,820)	(4,820)

Balance, December 31, 2007	28,437,500	28,438	(18,438)	(10,000)	-

May 9, 2008,
17,500,043 shares issued for cash	17,500,043	17,500	32,500		50,000

Net loss, December 31, 2008				(102,367)	(102,367)

Balance December 31, 2008	45,937,543	45,938	14,062	(112,367)	(52,367)

Net loss December 31, 2009				(176,596)	(176,596)

Balance December 31, 2009	45,937,543	45,938	14,062	(288,963)	(228,963)

Issuance of shares for debt	17,400,000	17,400	69,600		87,000

Net loss December 31, 2010				(68,393)	(68,393)

Balance December 31, 2010	63,337,543	$63,338	$83,662	$(357,356)	$(210,356)

Cash contributed by related party			10,335		10,335

Net loss December 31, 2010				(15,311)	(15,311)

Balance December 31, 2010	63,337,543	$63,338	$93,997	$(372,667)	$(215,332)

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three months Ended March 31, 2011 and 2009 and
for the Period from Inception (March 2, 2001) through March 31, 2011

			From March 2, 2001
	Three Months Ended		(Inception) Through
	March 31, 2011	March 31, 2010	March 31, 2011

Operating Activities
Net Loss	$(15,311)	$(43,523)	$(372,667)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expenses	-	1,527	3,120
Share issued for services	-	-	2,500
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	705	-
Increase in accounts payable	2,110	27,829	51,567
Increase in interest payable	2,866	5,165	29,765
Net Cash Used by Operating Activities	(10,335)	(8,297)	(285,715)

Investing Activities
Forfeited equipment	-	-	(3,120)
Net Cash Used by Investing Activities	-	-	(3,120)

Financing Activities
Increase in loan from related party	-	-	221,000
Capital contribution – related party	10,335		10,335
Cash received from issuance of stock	-	-	57,500
Net Cash Provided by Financing Activities	10,335	-	288,835

Net increase in cash	-	(8,297)	-
Cash at beginning of period	-	8,303	-
Cash at end of Period	$-	$6	$-

The accompanying notes are an integral part of the condensed financial statements.

Green Star Alternative Energy, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

March 31, 2011

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The Company recommends that the accompanying condensed financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended December 31, 2010 included in the Company's Annual Report on Form 10-K.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Going Concern — Since inception, the Company and has a cumulative net loss of $372,667. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. The immediate future success of the Company is dependent on its ability to find and successfully merge with a target business and on obtaining additional financing to financially support the Company until that time. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

 Net Loss Per Share — The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the three months ended March 31, 2011 and 2010 because their effect is anti-dilutive.

Comprehensive Loss - Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the quarter ended March 31, 2011, the Company's comprehensive loss was the same as its net loss.

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

Recently Issued Accounting Pronouncements -
In January 2010, the FASB issued ASU No. 2010-6,  Improving Disclosures About Fair Value Measurements , that amends existing disclosure requirements under FASB Accounting Standards Codification (ASC) 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For 3M this ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. The adoption of this guidance did not have a material impact, and the deferred provisions of this guidance are not expected to have a material impact, on the Company’s condensed financial statements.

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

NOTE 4.  LOANS FROM RELATED PARTY

The Company issued an unsecured Promissory Note dated November 10, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $15,000 working capital loan to the Corporation. The terms and conditions of such note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of March 31, 2011 is $2,506.

The Company issued an unsecured Promissory Note dated November 25, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $30,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of March 31, 2011 is $4,925.

The Company issued an unsecured Promissory Note dated February 12, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with an $8,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is March 31, 2011. The total accrued interest as of March 31, 2011 is $1,192.

The Company issued an unsecured Promissory note dated February 17, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $5,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of March 31, 2011 is $740.

The Company issued an unsecured Promissory Note dated March 6, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $25,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of March 31, 2011 is $3,620.

The Company issued an unsecured Promissory Note dated May 15, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of March 31, 2011 is $2,627.

The Company issued an unsecured Promissory Note dated September 25, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $43,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of March 31, 2011 is $4,552.

The Company issued an unsecured Promissory Note dated September 30, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $75,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. On September 17, 2010, we issued 11,000,000 shares of common stock, in partial settlement of US$55,000 of the Note dated September 30, 2009.The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of March 31, 2011 is $5,811.

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

On September 17, 2010, we issued 17,400,000 to a company controlled by our sole director and officer, Jesse De Castro. We have been indebted to Mr. De Castro in the amount of US$221,000 as a result of shareholder loans, and US$32,000 as a result of accrued and unpaid compensation. Mr. De Castro agreed to accept 11,000,000 shares of common stock, in partial settlement of US$55,000 of the outstanding shareholder loans, and 6,400,000 shares of common stock in settlement of the accrued and unpaid compensation.

The stockholders' equity section of the Company contains the following class of capital stock as of March 31, 2011:

Common stock, $ 0.001 par value: 200,000,000 authorized 63,337,543 shares issued and outstanding

All share amounts have been retroactively adjusted for all periods presented.

NOTE 6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 16, 2011, the date at which the financial statements were to be issued.

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

Results of Operation

For the three months ended March 31, 2011 and 2010-, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the three months ended March 31, 2011, the Company had a net loss of $15,311, as compared with a net loss of $43,523 for the corresponding period in 2010. The decreases in operating expense for the current period are mainly due to a decrease in operations.

Liquidity and Capital Resources

We are insolvent. As of March 31, 2011, we had no cash (and no other current assets) and we had Total Current Liabilities of $215,332. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of March 31, 2011. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a significant and continuing risk of defaulting on our obligations to our creditors with consequential legal and other costs that would severely and adversely impact our ability to continue our existence as a corporate enterprise.

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

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended December 31, 2010, and our unaudited financial statements for the quarter ended March 31, 2011 include a "going concern" footnote.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2011, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the third quarter ending March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Company's Operations

We are insolvent and we have zero dollars in Total Current Assets compared to $215,332 in Total Current Liabilities as of March 31, 2011.

We are insolvent. As of March 31, 2011, we had zero cash (and no other current assets) and we had Total Current Liabilities of $215,332. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of March 31, 2011. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a risk of bankruptcy or insolvency. In that event, our creditors would assert claims that would result in either the total liquidation of the Company or, failing that, that our creditors would acquire control of the Company and our existing stockholders would lose their entire investment.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $15,311 in net losses during the three months ending March 31, 2011 and $372,667 in cumulative net losses from inception to March 31, 2011. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the Serbian Joint Venture, administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expense and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

Qualified Auditor's Opinion:  Doubt as to Our Company as a Going Concern.

Our independent public accountants issued a qualified opinion on our financial statements for the year ended December 31, 2010 with respect to uncertainties concerning our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our Common Stock is and will remain subordinate to the claims of our existing and future creditors. As of March 31, 2011, we had $215,332 shown as Total Liabilities on our Balance Sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Control of the Company is held by management.

Our present directors and officers hold the power to vote an aggregate of about 55% of our Common Shares as of March 31, 2011. As a result, any person who acquires our Common Shares will likely have little or no ability to influence or control the Company.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6. Exhibits.

Exhibits
31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STAR ALTERNATIVE ENERGY, INC.

Date: May 16, 2011	BY: /s/ Eric Stoppenhagen Eric Stoppenhagen Acting Chief Executive Officer

Date: May 16, 2011	BY: /s/ Eric Stoppenhagen Eric Stoppenahgen Chief Financial Officer, Principal Accounting Officer