Form 10-K/A
period 2010-12-31
Green Star Alternative Energy Inc.
filed 2011-05-27
CIK 1462013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K /A
Amendment No. 1
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

(b) Business of Issuer
Currently, the Company seeks suitable candidates for a business combination with a private company.  The Company has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.   We intend to provide shareholders with complete disclosure concerning a target company and its business, including audited financial statements prior to any merger or acquisition where such disclosure is required by law.
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

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company.  As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

We presently have no employees apart from our management. Our officer and director are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

Holders:  As of March 16, 2011, there were approximately 8 holders of record of our Common Stock. There are currently 63,337,543 shares of common stock issued and outstanding of which 28,437,543 shares of common stock could be sold under Rule 144.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2010 and 2009:

	Years ended December 31,
	2010	2009
Operating Activities	$(103,490)	$(161,562)
Investing Activities	95,187	(2,470)
Financing Activities	-	169,025
Net Effect on Cash	$(8,303)	$4,993

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Changes in Internal Control over Financial Reporting: There were no changes in your internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting .

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

Jesse M. De Castro served as the Company's Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, and Director until January 30, 2011. From November 2003 until the present, Mr. De. Castro has been the sole officer and owner of De Castro Investments.  Mr. De Castro serves as the Asset and Liability Analyst for North Shore Credit Union. From 2002 to 2005, Mr. De Castro was Vice-President in charge of Energy Sector Analysis for Altus Capital Corp. From 2004 to 2007, Mr. De Castro was Consultant to SBS Ltd. on alternative energy. Mr. De Castro holds a BS in Actuarial Science degree from Simon Fraser University.

Eric Stoppenhagen has served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company since January 30, 2011.  Mr. Stoppenhagen, through his consulting company Venor, Inc., provides financial and management services to small to medium-sized companies that either are public or desire to become public.  Additionally, he maintains nonoperating blank check companies that are searching for reverse merger candidates.  He provides temporary CFO services to these companies, which includes transaction advice, preparation of security filings and advice regarding compliance with corporate governance requirements.   Mr. Stoppenhagen is a Certified Public Accountant and holds a Juris Doctorate and Masters of Business Administration both from George Washington University.  Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University.

Mr. Stoppenhagen has more than ten years of financial experience having served in an executive capacity for several public and private companies, including the following engagements.

•	June 2003 to May 2009 - Moqizone f/k/a Trestle Holdings, Inc. f/k/a Sunland Entertainment f/k/a Harvey Entertainment.
o
Trestle Holdings – Mr. Stoppenhagen was hired in 2003 as VP of Finance. From 2003 to 2006, Trestle Holdings had significant operations.  Mr. Stoppenhagen’s responsibilities included but were not limited to business development, operations, legal, and accounting.   In 2006, the assets and liabilities of Trestle were sold to Clarient and subsequently sold to Zeiss Microscopes.  At such time the Board of Directors of Trestle Holdings asked Mr. Stoppenhagen to remain as an officer to assist with corporate compliance until such time as a merger candidate was found.  His sole compensation was consulting fees. He maintained no equity interest. Upon the reverse merger with Moqizone, Mr. Stoppenhagen resigned.  He received no bonus or equity interest as the result of such transaction. From 2006 to 2009, the company was a blank check company.

•	2006 to 2010 Bioimagene – not public - worked as consultant on sales projects and for their sales distributor. Not involved with management or financial matters.
•	Sept 2007 to March 2010 - Atheronova, Inc. f/k/a Trist Holdings, Inc. f/k/a Landbank Group, Inc.
o
Trist Holdings – In 2007, due to the downturn in the real estate market it was no longer economical to pursue the current business.  In September 2007, the Board of Directors asked Mr. Stoppenhagen to maintain the public filings after the spinoff of the assets and liabilities.  Mr. Stoppenhagen received only consulting fees.  He had no equity interest in the entity. Upon the reverse merger, Mr. Stoppenhagen resigned.  He received no bonus or equity interest as the result of such transaction.  From 2007 to 2010, the company was a blank check company.

•
Dec 2007 to Present – Myskin, Inc. –Advanced Skin Care business owned by Mr. Stoppenhagen’s former spouse. Consultant to the company providing accounting and finance services. No ownership. The company is not a blank check company

•
Dec 2008 to Present - Smartag International, Inc. f/k/a Art4Love, Inc. Consultant to the company providing accounting and finance services. No ownership. The company was a blank check company from 2008 to present

•
Jan 2009 to Feb 2010 – STW Resources f/k/a Woozyfly, Inc. Blank check from Jan 2009 to Feb 2010 - Consultant to the company providing accounting and finance services. No ownership. Upon the reverse merger, Mr. Stoppenhagen resigned.  He received no bonus or equity interest as the result of such transaction.  From 2009 to 2010, the company was a blank check company.

•	2009 to Present Amasys Corporation Consultant to the company providing accounting and finance services. No ownership. The company is a blank check company.
•	April 2009 Getfugu, Inc. f/k/a Madero, Inc. CFO for approximately 3 weeks. Resigned. No ownership. The company was not a blank check company during Mr. Stoppenhagen’s involvement
•	June 2008 to Present - AuraSource, Inc. f/k/a Mobile Nation Current CFO and director. Approximately 1% owner. The company was a blank check company prior to Mr. Stoppenhagen’s involvement.
•
February 2010 to March 2011 Phototron Holdings f/k/a Catalyst Lighting Group, Inc. Consultant to the company providing accounting and finance services. No ownership. Upon the reverse merger, Mr. Stoppenhagen resigned.  He received no bonus or equity interest as the result of such transaction.  The company was a blank check company until 2011.

•
April 2010 to March 2011 – Mimvi, Inc. f/k/a Fashion Net, Inc. CFO Resigned March 15, 2011.  Ownership 700,000 shares and 1,750,000 options with strike price at $.40.  The company was a blank check company prior to Mr. Stoppenhagen’s involvement.

•	July 2010 to March 2011 Mammatech Corp. Purchased controlling share interest in July 2010 sold interest in March 2011. The company was not a blank check company.
•	October 2010 to Present DigiPath, Inc. – Started the company as a digital pathology consulting company. Not blank check. Mr. Stoppenhagen owns approximately 94% of the company
•	Green Star Alternative Energy Inc. – purchased controlling interest in January 2011. Purpose to clean it up and search for reverse merger. Company is a blank check company.

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

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The Company currently is a shell company with nominal assets, no employees and no active business operations. The Company's business plans are to identify an operating company with which to merge or to complete a business combination in a reverse merger transaction. As such, the Company currently has no formal compensation program for its executive officer or director.

The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, the Company has no compensation committee.

Except as set forth in the summary compensation table below, during the years ended December 31, 2010 and 2009, 2010, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officer.

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

Footnote:
(1) Mr. Miodrag Andric resigned as President, Chief Executive Officer and Chairman on January 21, 2010.

The Company may change or increase salaries as the Company's profits and cash flow allow. The amount of any increase in salaries and compensation for existing officer has not been determined at this time and the number and dollar amount to be paid to additional management staff that will likely be employed have not been determined.

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

Green Star Alternative Energy, Inc.

Date: May 27, 2011	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Executive Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the following capacities on May 27, 2011.

By:
/s/   ERIC STOPPENHAGEN
-----------------------------------------------------------
Name: Eric Stoppenhagen
Title: Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer
President
Treasurer
Secretary and Sole Director

Financial Statement

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Green Star Alternative Energy, Inc.

(Formerly R&R Travel Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of Green Star Alternative Energy, Inc. (A Development Stage "Company") as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended, and for the period from March 2, 2001 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/Anton & Chia
____________________
Anton & Chia, LLP

March 16, 2011

Newport Beach, CA.

Green Star Alternative Energy, Inc. (Formally R&R Travel, Inc.) (A Development Stage Company) Balance Sheets As of December 31, 2010 and 2009

	2010	2009

ASSETS

Current Assets
Cash	$-	$8,303
Pre-paid xpense	-	705

Total current assets	-	9,008

Equipment, net	-	95,187

TOTAL ASSETS	$-	$104,195

LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$4,704	$15,072
Accounts payable	15,685	3,023
Loan from director	189,967	221,000
Other loan payable	-	94,063

Total current liabilities	210,356	333,158

Stockholders' deficit
Common stock, (Authorized, 200,000,000 shares, par value: $0.001, 63,337,543 shares and 26,250,000 shares issued and outstanding as of December 31, 2010 and 2009, respectively *	63,338	26,250
Additional paid-in capital	83,662	33,750
Deficit accumulated during the development stage	(357,356)	(288,963)

Total stockholders' deficit	(210,356)	(228,963)

TOTAL LIABILITIES and STOCKHOLDERS' DEFICIT	$-	$104,195

The accompanying notes are an integral part of these financial statements.
*these numbers are post dividend of three additional shares for every four shares of the Company’s Common stock which was effectuated on January 29, 2010. For further details, please see Note 6 to these financial statements.

Green Star Alternative Energy, Inc.
(Formally R&R Travel, Inc.)
(A Development Stage Company)
Statements of Operations
For the Year ended December 31, 2010 and 2009
and for the Period from March 2, 2001 (inception) through December 31, 2010

			From March 2, 2001 (Inception) through December 31, 2010
	Year ended December 31,
	2010	2009

REVENUES
Revenues	$-	$-	$68,029

Total revenues	-	-	68,029

Operating expenses
Administrative expenses	72,115	161,358	411,054

Total operating expenses	72,115	161,358	411,054

Other income (loss)
Interest expense	(16,992)	(15,238)	(35,045)
Forgiveness of debt	12,213	-	12,213
Disposal of assets	8,501	-	8,501
Total other income (expense)	3,722	(15,238)	(14,331)

Net loss	$(68,393)	$(176,596)	$(357,356)

Net loss per share of common stock – basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	50,956,774	26,250,000

The accompanying notes are an integral part of these financial statements.

Green Star Alternative Energy Inc. (Formerly R&R Travel, Inc.) (A Development Stage Company) Statements of Changes in Stockholders' Deficit From March 2, 2001 (inception) through December 31, 2010

	Common Stock *	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

On March 5, 2001,
6,250,000 shares issued for services	6,250,000	$6,250	$(5,000)	$-	$1,250

On April 5, 2001,
6,250,000 shares issued for services	6,250,000	6,250	(5,000)	-	1,250

August to December 2001
3,750,000 shares issued for cash	3,750,000	3,750	3,750	-	7,500

Net loss, December 31, 2001	-	-	-	(2,066)	(2,066)

Balance, December 31, 2001	16,250,000	16,250	(6,250)	(2,066)	7,934

Net loss, December 31, 2002	-	-	-	(2,204)	(2,204)

Balance, December 31, 2002	16,250,000	16,250	(6,250)	(4,270)	5,730

Net loss, December 31, 2003	-	-	-	(11,024)	(11,024)

Balance, December 31, 2003	16,250,000	16,250	(6,250)	(15,294)	(5,294)

Net loss, December 31, 2004	-	-	-	(1,475)	(1,475)

Balance, December 31, 2004	16,250,000	16,250	(6,250)	(16,769)	(6,769)

Net income, December 31, 2005	-	-	-	9,781	9,781

Balance, December 31, 2005	16,250,000	16,250	(6,250)	(6,988)	3,012

Net income, December 31, 2006	-	-	-	1,808	1,808

Balance, December 31, 2006	16,250,000	16,250	(6,250)	(5,180)	4,820

Net income, December 31, 2007	-	-	-	(4,820)	(4,820)

Balance, December 31, 2007	16,250,000	16,250	(6,250)	(10,000)	-

May 9, 2008,
10,000,000 shares issued for cash	10,000,000	10,000	40,000	-	50,000

Net loss, December 31, 2008	-	-	-	(102,367)	(102,367)

Balance December 31, 2008	26,250,000	26,250	33,750	(112,367)	(52,367)

Net loss December 31, 2009	-	-	-	(176,596)	(176,596)

Balance December 31, 2009	26,250,000	26,250	33,750	(288,963)	(228,963)

Share dividend of three additional shares for every four shares of common stock	19,687,543	19,688	(19,688)	-	-

On September 17, 2010, 17,400,000 shares issued for debt	17,400,000	17,400	69,600	-	87,000

Net loss, December 31, 2010	-	-	-	(68,393)	(68,393)

Balance December 31, 2010	63,337,543	$63,338	$83,662	$(357,356)	$(210,356)

The accompanying notes are an integral part of these financial statements.
*these numbers are post dividend of three additional shares for every four shares of the Company’s Common stock which was effectuated on January 29, 2010. For further details, please see Note 7 to these financial statements.

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Year Ended December 31, 2010 and 2009 and
for the Period from Inception (March 2, 2001) through December 31, 2010

			From March 2, 2001
			(Inception) Through
	Year ended December 31,		December 31,
	2010	2009	2010

Operating Activities
Net income (Loss)	$(68,393)	$(176,596)	$(357,356)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expenses	-	2,974	3,120
Share issued for services	-		2,500
Camcellation of other loan payable	(94,063)	-	(94,063)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	705	(705)	-
Increase in accounts payable	34,294	248	37,317
Increase in interest payable	23,967	12,517	39,039
Net Cash Provided (used) by Operating Activities	(103,490)	(161,562)	(369,443)

Investing Activities
Purchase Equipment	-	(2,470)	(98,307)
Disposal of Equipment	95,187	-	95,187
Net Cash Provided (used) by Investing Activities	95,187	(2,470)	(3,120)

Financing Activities
Increase in loan from related party	-	169,025	221,000
Increase in other loan payable	-	-	94,063
Cash received from issuance of stock	-	-	57,500
Net Cash Provided(used) by Financing Activities	-	169,025	372,563

Net increase (decrease) in cash	(8,303)	4,993	-
Cash and cash equivalents at beginning of period	8,303	3,310	-
Cash and Cash Equivalents at End of Period	$-	$8,303	$-

Cash Paid for Interest	$-	$-	$-

Cash Paid for Income Taxes	$-	$-	$-

Supplemental Disclosure of Noncash Investing and Financing Activites:
Gain on disposal of fixed asset	$8,501	$-	$8,501

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

The analysis of new business opportunities will be undertaken by or under the supervision of the officer and director of the Company.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying audited financial statements of Green Star Alternative Energy, Inc. (the "Company") are presented in accordance with the requirements for Form 10-K and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

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

Cash and Cash Equivalents - Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. There are no cash and cash equivalents as of December 31, 2010 and 2009.

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

NOTE 3. EQUIPMENT

Fixed assets are comprised of the following at December 31, 2010 and 2009.

	December 31	December 31,
	2010	2009

Wind sensors	$-	$94,088
Computer equipment	-	4,219
	-	98,307
Less accumulated depreciation	-	3,199
Total		$95,188

During the year ended 2010, $98,307 of assets were disposed of.  A gain of $8,501 was recorded with the disposal.

NOTE 4.  LOANS PAYABLE

The Company issued a secured Promissory Note to Seal Commercial S.A. (“Seal”) dated September 25, 2008 (the "Note") in connection with the purchase of wind sensors which act as collateral (“Collateral”) for the said loan. The loan was for $94,063 and the terms and conditions of such Note allow for prepayment of principle and accrued interest at anytime without penalty. The interest rate was 7% per annum.  The wind sensors were being held by Notos d.o.o. which was a related party of Seal.  In early 2010, Seal took possession of the Collateral. The Company has made multiple attempts to reach Seal and has received no response.  Due to Seal taking possession of the Collateral and the lack of there response to the Company, the Company believes the Note to be satisfied and has written off the balance as of December 31, 2010 .

NOTE 5.  LOANS FROM RELATED PARTY

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

NOTE 6.  INCOME TAXES

The company has incurred operating losses of $357,356, which, if utilized, will begin to expire in 2021. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	As of December 31, 2010	As of December 31, 2009
Deferred tax assets:
Net operating loss (from inception to December 31, 2010)	$357,356	$288,963
Statutory tax rate (combined federal and state)	34%	34%

Deferred tax assets	121,501	98,247
Valuation allowance	(121,501)	(98,247)

Net deferred tax assets	$-0-	$-0-

The potential future tax benefits of these losses have not been recognized in these financial statements due to the uncertainty of their utilization. When the future utilization of some portion of the carry-forwards is determined not to be "more likely than not" a valuation allowance is provided to reduce the recorded tax benefits from such assets.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2010 and 2009.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence net operating losses. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2010 and 2009.

NOTE 7.  STOCKHOLDERS' DEFICIT

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

On January 28, 2010, the Company's Board of Directors approved the Record Date of January 29, 2010 for the dividend of three additional shares of the Company's Common Stock for every four shares of the Company's Common Stock outstanding. All fractional shares were rounded up to the next whole share. The date the change became effective was January 29, 2010. All numbers presented in these financial statements reflect retroactively this stock dividend.

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

NOTE 10.  SUBSEQUENT EVENTS

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