Form 10-Q/A
period 2011-06-30
Green Star Alternative Energy Inc.
filed 2011-09-07
CIK 1462013

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Green Star Alternative Energy, Inc. for the period ended June 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on September 6, 2011 (the Form 10-Q), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included with the Form 10-Q, as allowed by the 30-day grace period for the first quarterly period in which detailed footnote tagging is required.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
31*	Certification of President pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32 *	Certification of the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Previously filed or furnished, as applicable, as an exhibit to the Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the SEC on August 15, 2011.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STAR ALTERNATIVE ENERGY, INC.

Date: September 6, 2011	BY: /s/ Eric Stoppenhagen Eric Stoppenhagen Acting Chief Executive Officer

Date: September 6, 2011	BY: /s/ Eric Stoppenhagen Eric Stoppenhagen Chief Financial Officer, Principal Accounting Officer