Form 10-Q
period 2011-09-30
Green Star Alternative Energy Inc.
filed 2011-11-14
CIK 1462013

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to__________________________

Commission File Number:  000-53627

Green Star Alternative Energy, Inc.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction ofincorporation or organization)	88-0492010 (I.R.S. EmployerIdentification No.)

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

  Yes  [ X]    No  []

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On November 11, 2011, there were 63,337,543 shares of the issuer's common stock were outstanding.

Part 1.  Financial Information

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Condensed Balance Sheets
As of September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

Current Assets
Cash	$—	$—
Total Current Assets	—	—

Equipment, net	—	—

Total Assets	$—	$—

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$47,500	$20,389
Loan from related party	198,658	189,967
Total Liabilities	246,158	210,356

Stockholders' Deficit
Common stock, Authorized, 200,000,000 shares, par value: $0.001, 63,337,543 shares issued and outstanding as of September 30, 2011 and December 31, 2010	63,338	63,338
Additional paid-in capital	93,997	83,662
Deficit accumulated during the development stage	(403,493)	(357,356)
Total Stockholders' Deficit	(246,158)	(210,356)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these condensed financial statements

Green Star Alternative Energy, Inc.

(A Development Stage Company)

Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010

and for the Period from Inception (March 2, 2001) through September 30, 2011

(UNAUDITED)

	Three Months Ended September 30,		Nine months Ended September 30,		Inception (March 2, 2001) through September 30,
	2011	2010	2011	2010	2011
REVENUES	$—	$—	$—	$—	$68,029
COST OF SALES	—	—	—	—	—
GROSS PROFIT	—	—	—	—	68,029
OPERATING EXPENSES:
General and administrative expenses	12,500	12,000	37,445	62,365	448,499
Total operating expenses	12,500	12,000	37,445	62,365	448,499
LOSS FROM OPERATIONS	(12,500)	(12,000)	(37,445)	(62,365)	(380,470)

Other Income (Expense)	(2,929)	(3,762)	(8,691)	6,650	(23,023)
Total other income (expense)	(2,929)	(3,762)	(8,691)	6,650	(23,023)
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(15,429)	(15,762)	(46,136)	(55,715)	(403,493)
Provision for income taxes	—	—	—	—	—

NET LOSS	$(15,429)	$(15,762)	$(46,136)	$(55,715)	$(403,493)
NET LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	63,337,543	48,423,257	63,337,543	46,769,161

The accompanying notes are an integral part of the condensed financial statements.

Green Star Alternative Energy Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
From March 2, 2001 (inception) through September 30, 2011

	Common	Common	Additional	Deficit Accumulated
	Stock	Stock	Paid-in	During the
		Amount	Capital	Development
				Stage	Total

On March 5, 2001,
10,937,500 shares issued for services	10,937,500	$10,938	$(9,688)		$1,250

On April 5, 2001,
6,250,000 shares issued for services	10,937,500	10,938	(9,688)		1,250

August to December 2001
3,750 shares issued for cash	6,562,500	6,562	938		7,500

Net loss, December 31, 2001				(2,066)	(2,066)

Balance, December 31, 2001	28,437,500	28,438	(18,438)	(2,066)	7,934

Net loss, December 31, 2002				(2,204)	(2,204)

Balance, December 31, 2002	28,437,500	28,438	(18,438)	(4,270)	5,730

Net loss, December 31, 2003				(11,024)	(11,024)

Balance, December 31, 2003	28,437,500	28,438	(18,438)	(15,294)	(5,294)

Net loss, December 31, 2004				(1,475)	(1,475)

Balance, December 31, 2004	28,437,500	28,438	(18,438)	(16,769)	(6,769)

Net income, December 31, 2005				9,781	9,781

Balance, December 31, 2005	28,437,500	28,438	(18,438)	(6,988)	3,012

Net income, December 31, 2006				1,808	1,808

Balance, December 31, 2006	28,437,500	28,438	(18,438)	(5,180)	4,820

Net income, December 31, 2007				(4,820)	(4,820)

Balance, December 31, 2007	28,437,500	28,438	(18,438)	(10,000)	-

May 9, 2008,
17,500,043 shares issued for cash	17,500,043	17,500	32,500		50,000

Net loss, December 31, 2008				(102,367)	(102,367)

Balance December 31, 2008	45,937,543	45,938	14,062	(112,367)	(52,367)

Net loss December 31, 2009				(176,596)	(176,596)

Balance December 31, 2009	45,937,543	45,938	14,062	(288,963)	(228,963)

Issuance of shares for debt	17,400,000	17,400	69,600		87,000

Net loss December 31, 2010				(68,393)	(68,393)

Balance December 31, 2010	63,337,543	$63,338	$83,662	$(357,356)	$(210,356)

Cash contributed by related party			10,335		10,335

Net loss September 30, 2011				(46,136)	(46,136)

Balance September 30, 2011	63,337,543	$63,338	$93,997	$(403,493)	$(246,158)

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the nine months Ended September 30, 2011 and 2010 and
for the Period from Inception (March 2, 2001) through September 30, 2011

			From March 2, 2001
	Nine months Ended		(Inception) Through
	September 30, 2011	September 30, 2010	September 30, 2011

Operating Activities
Net Loss	$(46,136)	$(55,715)	$(403,493)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expenses	-	-	3,120
Share issued for services	-	-	2,500
Cancellation of other loan payable	-	-	(94,063)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	705	-
Increase in accounts payable	27,110	36,685	64,427
Increase in interest payable	8,691	8,898	47,731
Net Cash Used by Operating Activities	(10,335)	(9,427)	(379,778)

Investing Activities
Purchase of equipment	-	-	(98,307)
Forfeit equipment	-	95,187	95,187
Net Cash Used by Investing Activities	-	95,187	(3,120)

Financing Activities
Borrowing from related party	-	-	221,000
Capital contribution – related party	10,335	-	10,335
Repayment of other loan payable	-	(94,063)	94,063
Cash received from issuance of stock	-	-	57,500
Net Cash Provided by Financing Activities	10,335	(94,063)	382,898

Net increase in cash	-	(8,303)	-
Cash at beginning of period	-	8,303	-
Cash at end of Period	$-	$-	$-

Supplemental Disclosure of Noncash Investing and Financing Activities:
Gain on disposal of equipment	$-	$8,501	$8,501

The accompanying notes are an integral part of the condensed financial statements.

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2011

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Going Concern — Since inception, the Company and has a cumulative net loss of $403,493. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future.The immediate future success of the Company is dependent on its ability to find and successfully merge with a target business and on obtaining additional financing to financially support the Company until that time. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents - Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. As of September 30, 2011, the company had no cash and cash equalivalents.

Fair Value of Financial Instruments - On July 1, 2008, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"). Topic 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

-	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

-	Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The fair value of the Company's accounts payable approximate carrying value because of its short-term nature of maturity.

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

 Net Loss Per Share — The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the three and nine months ended September 30, 2011 and 2010 because their effect is anti-dilutive.

Comprehensive Loss - Comprehensive loss is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the quarter ended September 30, 2011, the Company's comprehensive loss was the same as its net loss.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles –Goodwill and Other (Topic 350). ASU No. 2011-08 redefines the approach to goodwill impairment testing by providing companies with the option to qualitatively evaluate the likelihood of impairment before proceeding to Step 1 of the impairment test (i.e. comparison of the fair value of a reporting unit to its carrying value). The amendment also provides more guidance on the types of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued, or for nonpublic entities, that have not been made available for issuance. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations, cash flow and the annual goodwill impairment test.

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

NOTE 4.  LOANS FROM RELATED PARTY

The Company issued an unsecured Promissory Note dated November 10, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $15,000 working capital loan to the Corporation. The terms and conditions of such note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of September 30, 2011 is $3,032.

The Company issued an unsecured Promissory Note dated November 25, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $30,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of September 30, 2011 is $5,978.

The Company issued an unsecured Promissory Note dated February 12, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with an $8,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of September 30, 2011 is $1,473.

The Company issued an unsecured Promissory note dated February 17, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $5,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of September 30, 2011 is $916.

The Company issued an unsecured Promissory Note dated March 6, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $25,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of September 30, 2011 is $4,497.

The Company issued an unsecured Promissory Note dated May 15, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of September 30, 2011 is $3,329.

The Company issued an unsecured Promissory Note dated September 25, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $43,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of September 30, 2011 is $6,061.

The Company issued an unsecured Promissory Note dated September 30, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $75,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. On September 17, 2010, we issued 11,000,000 shares of common stock, in partial settlement of US$55,000 of the Note dated September 30, 2009.The interest rate is 7% per annum and the maturity date is December 31, 2011. The total accrued interest as of September 30, 2011 is $6,513.

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

The stockholders' equity section of the Company contains the following class of capital stock as of September 30, 2011:

Common stock, $ 0.001 par value: 200,000,000 authorized 63,337,543 shares issued and outstanding

All share amounts have been retroactively adjusted for all periods presented.

NOTE 6.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 11, 2011, the date at which the financial statements were available to be issued.

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

On June 6, 2008, the Company, by amendment to its articles of incorporation, changed its name to Green Star Alternative Energy, Inc. and changed its business operations to become a provider of energy from wind, water and sunlight. The Company ceased this business as of September 30, 2010.

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

Results of Operation

For the three and nine months ended September 30, 2011 and 2010, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the three months ended September 30, 2011, the Company had a net loss of $15,429, as compared with a net loss of $15,762 for the corresponding period in 2010. The change was immaterial.

For the nine months ended September 30, 2011, the Company had a net loss of $46,136, as compared with a net loss of $55,715 for the corresponding period in 2010. The decreases in operating expense for the current period are mainly due to a decrease in operations.

Liquidity and Capital Resources

We are insolvent. As of September 30, 2011, we had no cash (and no other current assets) and we had total current liabilities of $246,158. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of September 30, 2011. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a significant and continuing risk of defaulting on our obligations to our creditors with consequential legal and other costs that would severely and adversely impact our ability to continue our existence as a corporate enterprise.

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

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended December 31, 2010, and our unaudited financial statements for the quarter ended September 30, 2011 include a "going concern" footnote.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assetsand liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2011, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the second quarter ending September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Company's Operations

We are insolvent and we havezero dollars in Total Current Assets compared to $230,729 in Total Current Liabilities as of September 30, 2011.

We are insolvent. As of September 30, 2011, we had zero cash (and no other current assets) and we had Total Current Liabilities of $246,158. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of September 30, 2011. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a risk of bankruptcy or insolvency. In that event, our creditors would assert claims that would result in either the total liquidation of the Company or, failing that, that our creditors would acquire control of the Company and our existing stockholders would lose their entire investment.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $46,136 in net losses during the nine months ending September 30, 2011 and $403,493 in cumulative net losses from inception to September 30, 2011. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the Serbian Joint Venture, administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expense and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

Unqualified Auditor's Opinion with emphasis of a matter:  Substantial doubt as to the ability of our company to continue as a Going Concern.

Our independent public accountants issued a qualified opinion on our financial statements for the year ended December 31, 2010 with respect to uncertainties concerning our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our Common Stock is and will remain subordinate to the claims of our existing and future creditors. As of September 30, 2011, we had $246,158shown as Total Liabilities on our Balance Sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Control of the Company is held by management.

Our present directors and officers hold the power to vote an aggregate of about 55% of our Common Shares as of September 30, 2011. As a result, any person who acquires our Common Shares will likely have little or no ability to influence or control the Company.

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

Other factors that could cause such volatility may include, among other things:

·	announcements concerning our strategy,

·	litigation; and

·	general market conditions.

Because our common stock is considered a "penny stock" any investment in our common stock is considered to be a high-risk investment and is subject to restrictions on marketability.

Our common stock is currently traded on the OTC Pink Sheets and OTC Bulletin Board and is considered a "penny stock." The OTC Pink Sheets and OTC Bulletin Board are generally regarded as a less efficient trading market than the NASDAQ Capital Market.

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

GREEN STAR ALTERNATIVE ENERGY, INC.

Date: November 11, 2011	BY: /s/ Eric Stoppenhagen Eric Stoppenhagen Acting Chief Executive Officer

Date: November 11, 2011	BY: /s/ Eric Stoppenhagen Eric Stoppenahgen Chief Financial Officer, Principal Accounting Officer