Form 10-K
period 2011-12-31
Green Star Alternative Energy Inc.
filed 2012-03-12
CIK 1462013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2011 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $710,938.

As of March 10, 2012, 63,337,543 shares of the common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

	Table of Contents
		Page
Part I
Item 1	Business	3
Item 1A	Risk Factors	6
Item 1B	Unresolved Staff Comments	11
Item 2	Properties	11
Item 3	Legal Proceedings	11
Item 4	(Removed and Reserved)	11

Part II

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters	12
Item 6	Selected Financial Data	14
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A	Quantitative and Qualitative Disclosure about Market Risk	17
Item 8	Financial Statements and Supplementary Data	F-1 to F-16
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	18
Item 9A	Controls and Procedures	18

Part III

Item 10	Directors, Executive Officers of the Registrant	20
Item 11	Executive Compensation	23
Item 12	Security Ownership of Certain Beneficial Holders and Management	25
Item 13	Certain Relationships and Related Transactions	25
Item 14	Principal Accountant Fees and Services	26

Part IV

Item 15	Exhibits, Financial Statement Schedules	29

Signatures

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

We are insolvent and we have zero dollars in total current assets compared to $261,587 in total current liabilities as of December 31, 2011.

We are insolvent. As of December 31, 2011, we had zero cash (and no other current assets) and we had total current liabilities of $261,587. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of December 31, 2011. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a risk of bankruptcy or insolvency. In that event, our creditors would assert claims that would result in either the total liquidation of the Company or, failing that, that our creditors would acquire control of the Company and our existing stockholders would lose their entire investment.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $61,565 in net losses during the year ending December 31, 2011 and $418,921 in cumulative net losses from inception to December 31, 2011. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

Our auditors have expressed a going concern opinion.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended December 31, 2011.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our common stock is and will remain subordinate to the claims of our existing and future creditors. As of December 31, 2011, we had $261,587 shown as total liabilities on our balance sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Control of the Company is held by management.

Our present directors and officers hold the power to vote an aggregate of about 55% of our common shares as of December 31, 2011. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

Our common stock is currently traded on the OTC Pink Sheets and the OTC Bulletin Boards and is considered a "penny stock." The OTC Pink Sheets and the OTC Bulletin Board are generally regarded as a less efficient trading market than the NASDAQ Capital Market.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information: Our common stock is listed for trading with a trading symbol "GSAE" on the "Pink Sheets" market and the “OTC Bulletin Board”, a quotation service that displays sale prices, and volume information for transactions with market makers in over-the-counter ("OTC") equity securities. All such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Trading in our common stock is limited and sporadic and there can be no assurance that any liquid trading market will develop or, if it does develop, that it can be maintained.

Based on information obtained from the Pink Sheets, the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended December 31, 2010 and December 31, 2011 are set forth in the table below:

	Price Range

	High($)	Low($)

Quarter ended 3/31/10	$0.30	$0.05
Quarter ended 6/30/10	$0.06	$0.01
Quarter ended 9/30/10	$0.02	$0.01
Quarter ended 12/31/10	$0.015	$0.006

Quarter ended 3/31/11	$0.055	$0.006
Quarter ended 6/30/11	$0.025	$0.01
Quarter ended 9/30/11	$0.012	$0.004
Quarter ended 12/31/11	$0.014	$0.0015

Holders: As of March 10, 2012, there were approximately 8 holders of record of our Common Stock. There are currently 63,337,543 shares of common stock issued and outstanding of which 28,437,543 shares of common stock could be sold under Rule 144.

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

Recent Sales: We had the following stock and promissory note issuances during the periods ending December 31, 2010 and December 31, 2011. The below notes were assigned to Verdad Telecom, Inc. on January 19, 2011.

On February 12, 2009, our Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro (the Company's Chief Financial Officer, Secretary, and Director) in the amount of $8,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on December 31, 2012.

On March 6, 2009, the Company's Board of Directors approved the issuance of an unsecured promissory note to Jesse M. De Castro (the Company's Chief Financial Officer, Secretary, and Director) in the amount of $25,000 in consideration of the Company's receipt of a cash investment of the same amount by him. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on December 31, 2012.

On September 25, 2009, the Company's Board of Directors approved the issuance of an Unsecured Promissory Note to Jesse M. De Castro in the principal amount of $43,000 in exchange for the Company's receipt of $43,000 from Mr. De Castro. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on December 31, 2012.

On December 31, 2010, the Company's Board of Directors approved the issuance of an Unsecured Promissory Note to Jesse M. De Castro in the principal amount of $20,000 in exchange for the Company's receipt of $20,000 from Mr. De Castro. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on December 31, 2012.

On December 31, 2010, the Company and Jesse M. De Castro orally agreed to extend the maturity date of the following unsecured promissory notes previously issued by the Company to Mr. De Castro from the date at which they were originally due: (1) the $20,000 Unsecured Promissory Note issued on August 30, 2008 is now due on August 30, 2011; (2) the $15,000 Unsecured Promissory Note issued on November 10, 2008 is now due on November 10, 2011; (3) the $30,000 Unsecured Promissory Note issued on November 25, 2008 is now due November 25, 2011; (4) the $8,000 Unsecured Promissory Note is due December 31, 2011; and (5) the $25,000 Unsecured Promissory is due December 31, 2012.

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

Recently Issued Accounting Pronouncements

Refer to the financial statements note 1 significant accounting policies related to the impact of the adoption and issuance of recent accounting pronouncements.

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

Results from Operations – Years Ended December 31, 2011 and 2010

For the twelve months ended December 31, 2011 and 2010, the Company had no revenues from continuing operations. For the twelve months ended December 31, 2011, the Company had a loss from operations of $49,946, as compared with a loss from operations of $72,115 for the twelve months ended December 31, 2010.

For the twelve months ended December 31, 2011, the Company incurred $11,620 of other expenses, comprised of interest expense. For the twelve months ended December 31, 2010, the Company incurred $3,722 of other expenses, comprised of (a) forgiveness of debt income of $12,212, (b) interest expense of $16,992, and (c) disposal of asset income of $8,501.

Liquidity and Capital Resources

We are insolvent. As of December 31, 2011, we had no cash (and no other current assets) and we had total current liabilities of $261,587. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a significant and continuing risk of defaulting on our obligations to our creditors with consequential legal and other costs that would severely and adversely impact our ability to continue our existence as a corporate enterprise.

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

As of December 31, 2011 and December 31, 2010, the Company had assets equal to zero. The Company's current liabilities as of December 31, 2011 and December 31, 2010 were $261,587 and $210,356, respectively, comprised of accounts payable, accrued expenses and a note payable to a related party.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2011 and 2010:

	Years ended December 31,
	2011	2010
Operating Activities	$(10,335)	$(103,490)
Investing Activities	—	95,187)
Financing Activities	10,335	—
Net Effect on Cash	$—	$(8,303)

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

Going Concern Uncertainties

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of their opinion in the Audit Report for the year ended December 31, 2011.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position	Date Elected

Eric Stoppenhagen(1) Green Star Alternative Energy, Inc. 1328 W. Balboa Blvd. Suite C Newport Beach, California 92661	38	CEO, CFO, Secretary & Director	01/30/2011

Footnote:

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

·	June 2003 to May 2009 - Moqizone f/k/a Trestle Holdings, Inc. f/k/a Sunland Entertainment f/k/a Harvey Entertainment.
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
·	2006 to 2010 Bioimagene – not public - worked as consultant on sales projects and for their sales distributor. Not involved with management or financial matters.

·	Sept 2007 to March 2010 - Atheronova, Inc. f/k/a Trist Holdings, Inc. f/k/a Landbank Group, Inc.
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
·	Dec 2007 to Present – Myskin, Inc. –Advanced Skin Care business owned by Mr. Stoppenhagen’s former spouse. Consultant to the company providing accounting and finance services. No ownership. The company is not a blank check company.
·

Dec 2008 to Present - Smartag International, Inc. f/k/a Art4Love, Inc. Consultant to the company providing accounting and finance services. No ownership. The company was a blank check company from 2008 to present.

·	Jan 2009 to Feb 2010 – STW Resources f/k/a Woozyfly, Inc. Blank check from Jan 2009 to Feb 2010 - Consultant to the company providing accounting and finance services. No ownership. Upon the reverse merger, Mr. Stoppenhagen resigned. He received no bonus or equity interest as the result of such transaction. From 2009 to 2010, the company was a blank check company.
·	2009 to Present Amasys Corporation Consultant to the company providing accounting and finance services. No ownership. The company is a blank check company.
·	April 2009 Getfugu, Inc. f/k/a Madero, Inc. CFO for approximately 3 weeks. Resigned. No ownership. The company was not a blank check company during Mr. Stoppenhagen’s involvement.
·	June 2008 to Present - AuraSource, Inc. f/k/a Mobile Nation Current CFO and director. Approximately 1% owner. The company was a blank check company prior to Mr. Stoppenhagen’s involvement.
·	February 2010 to March 2011 Phototron Holdings f/k/a Catalyst Lighting Group, Inc. Consultant to the company providing accounting and finance services. No ownership. Upon the reverse merger, Mr. Stoppenhagen resigned. He received no bonus or equity interest as the result of such transaction. The company was a blank check company until 2011.
·	April 2010 to March 2011 – Mimvi, Inc. f/k/a Fashion Net, Inc. CFO Resigned March 15, 2011. Ownership 700,000 shares and 1,750,000 options with strike price at $.40. The company was a blank check company prior to Mr. Stoppenhagen’s involvement.
·	July 2010 to March 2011 Mammatech Corp. Purchased controlling share interest in July 2010 sold interest in March 2011. The company was not a blank check company.
·	October 2010 to Present DigiPath, Inc. – Started the company as a digital pathology consulting company. Not blank check. Mr. Stoppenhagen owns approximately 94% of the company.
·	Green Star Alternative Energy Inc. – purchased controlling interest in January 2011.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our sole officer and director, Eric Stoppenhagen, during the past five years.

Compliance with Section 16(a) of the Securities Exchange Act of 1934: To our knowledge, during the fiscal year ended December 31, 2011, based solely on a review of such materials as are required by the Securities and Exchange Commission, Jesse M. De Castro was the only officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock who failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

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

Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2011. Such actions by the written consent of all directors are, according to Nevada corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

·	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
·	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;
·	Compliance with applicable governmental laws, rules and regulations;
·	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
·	Accountability for adherence to the code.

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

Except as set forth in the summary compensation table below, during the years ended December 31, 2011 and 2010, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officer.

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

The following table sets forth information on the remuneration of our chief executive officer and our four most highly compensated executive officers who served as executive officers at the end of December 31, 2011 and earned in excess of $100,000 per annum during any part of our last three fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Other Annual Compensation (e)	Total Compensation

Eric Stoppenhagen, President Chief Financial Officer, Secretary, and Director	2009 2010 2011	N/A N/A $48,000	N/A N/A $0	N/A N/A $0	N/A N/A $48,000
Total Compensation (1 persons)	2009 2010 2011	N/A N/A $48,000	N/A N/A $0	N/A N/A $0	N/A N/A $48,000

Footnote:

On January 31, 2011, the Company and Mr. Stoppenhagen entered into a Consulting, Confidentiality and Proprietary Rights Agreement pursuant to which the Company engaged Mr. Stoppenhagen to provide financial duties required to maintain a public shell and services as the Company’s interim sole director and officer. Mr. Stoppenhagen receives a monthly fee of $4,000 in consideration of the services described above.

Compensation of Non-Executive Directors: Non-executive directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of March 10, 2012:

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Verdad Telecom, Inc. (1) 1328 W. Balboa Blvd. Newport Beach, CA 92661	34,900,000	55.1%
Eric P. Stoppenhagen (1) 1328 W. Balboa Blvd. Suite C Newport Beach, CA 92661	34,900,000	55.1%
All Directors and Officers as a Group (1 individual)	34,900,000	55.1%

(1)	Eric Stoppenhagen has voting and investment control over the securities owned by Verdad Telecom, Inc. and therefore Eric Stoppenhagen may be deemed a beneficial owner of the 34,900,000 shares of common stock owned by Woodman.

(2)	Percentages are based on 63,337,543 common shares issued and outstanding as of March 10, 2012.

Director Independence

The Company is not a "listed company" under SEC rules and is therefore not required to have independent directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On December 31, 2010, the Company's Board of Directors approved the issuance of an Unsecured Promissory Note to Jesse M. De Castro in the principal amount of $20,000 in exchange for the Company's receipt of $20,000 from Mr. De Castro. The promissory note may be prepaid at any time without penalty and carries a 7% interest rate and all accrued and unpaid interest and principal are due on December 31, 2011.

On December 31, 2010, the Company and Jesse M. De Castro orally agreed to extend the maturity date of the following unsecured promissory notes previously issued by the Company to Mr. De Castro from the date at which they were originally due: (1) the $20,000 Unsecured Promissory Note issued on August 30, 2008 is now due on August 30, 2011; (2) the $15,000 Unsecured Promissory Note issued on November 10, 2008 is now due on November 10, 2011; (3) the $30,000 Unsecured Promissory Note issued on November 25, 2008 is now due November 25, 2011; (4) the $8,000 Unsecured Promissory Note issued on March 10, 2012 is now due February 12, 2011; and (5) the $25,000 Unsecured Promissory Note issued on March 6, 2010 is now due March 6, 2011.

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

On January 31, 2011, the Company and Mr. Stoppenhagen entered into a Consulting, Confidentiality and Proprietary Rights Agreement pursuant to which the Company engaged Mr. Stoppenhagen to provide financial duties required to maintain a public shell and services as the Company’s interim sole director and officer. Mr. Stoppenhagen receives a monthly fee of $4,000 in consideration of the services described above.

Item 14. Principal Accounting Fees and Services

Audit Fees

During the fiscal year ended December 31, 2011 and 2010, we paid to our current independent auditor, Anton and Chia, LLP (“Anton & Chia”), approximately $4,000 and zero, respectively for auditing services they performed throughout those years.

Tax Fees

During 2011, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During 2011, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

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

Green Star Alternative Energy, Inc.

Date: March 10, 2012	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Executive Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 10, 2012.

By:

/s/ ERIC STOPPENHAGEN

-----------------------------------------------------------

Name: Eric Stoppenhagen

Title: Chief Executive Officer

Chief Financial Officer

Principal Accounting Officer

President

Treasurer

Secretary and Sole Director

Financial Statement

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Green Star Alternative Energy, Inc.

(Formerly R&R Travel Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheets of Green Star Alternative Energy, Inc. (A Development Stage "Company") as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended, and for the period from March 2, 2001 (inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Star Alternative Energy, Inc. as of December 31, 2011 and 2010, and the result of its operations and its cash flows for the years then ended and for the period from March 2, 2001 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, to the financial statements, the Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements through the recurring financing of its principal shareholder. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

March 10, 2012

Newport Beach, CA

Green Star Alternative Energy, Inc. (Formally R&R Travel, Inc.) (A Development Stage Company) Balance Sheets As of December 31, 2011 and 2010

	2011	2010

ASSETS

TOTAL ASSETS	$—	$—

LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$—	$4,704
Accounts payable	60,000	15,685
Loan from related party - director	201,587	189,967

Total current liabilities	261,587	210,356

Stockholders' deficit
Common stock, (Authorized, 200,000,000 shares, par value: $0.001, 63,337,543 shares and 63,337,543 shares issued and outstanding as of December 31, 2011 and 2010, respectively *	63,338	63,338
Additional paid-in capital	93,997	83,662
Deficit accumulated during the development stage	(418,922)	(357,356)

Total stockholders' deficit	(261,587)	(210,356)

TOTAL LIABILITIES and STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements

*The common shares outstanding are post dividend of three additional shares for every four shares of the Company’s Common stock which was effectuated on January 29, 2010. For further details, please see Note 6 to these financial statements.

Green Star Alternative Energy, Inc.
(Formally R&R Travel, Inc.)
(A Development Stage Company)
Statements of Operations
For the Year ended December 31, 2011 and 2010
and for the Period from March 2, 2001 (inception) through December 31, 2011

	Year ended December 31,		From March 2, 2001 (Inception) through December 31,
	2011	2010	2011

REVENUES
Revenues	$—	$—	$68,029

Total revenues	—	—	68,029

Operating expenses
Administrative expenses	49,946	72,115	461,000

Total operating expenses	49,946	72,115	461,000
Loss from operations	(49,946)	(72,115)	(392,971)

Other income (expense)
Interest expense	(11,620)	(16,992)	(46,665)
Gain on forgiveness of debt	—	12,213	12,213
Gain on sale of equipment	—	8,501	8,501
Total other income (expense)	(11,620)	3,722	(25,951)

Net loss	$(61,566)	$(68,393)	$(418,922)

Loss per share– basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	63,337,543	50,956,774

The accompanying notes are an integral part of these financial statements

Green Star Alternative Energy Inc. (Formerly R&R Travel, Inc.) (A Development Stage Company) Statements of Changes in Stockholders' Deficit From March 2, 2001 (inception) through December 31, 2011

	Common Stock *	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

March 5, 2001,
6,250,000 shares issued for services	6,250,000	$6,250	$(5,000)	$-	$1,250

April 5, 2001,
6,250,000 shares issued for services	6,250,000	6,250	(5,000)	-	1,250

August to December 2001
3,750,000 shares issued for cash	3,750,000	3,750	3,750	-	7,500

Net loss, December 31, 2001	-	-	-	(2,066)	(2,066)

Balance, December 31, 2001	16,250,000	16,250	(6,250)	(2,066)	7,934

Net loss, December 31, 2002	-	-	-	(2,204)	(2,204)

Balance, December 31, 2002	16,250,000	16,250	(6,250)	(4,270)	5,730

Net loss, December 31, 2003	-	-	-	(11,024)	(11,024)

Balance, December 31, 2003	16,250,000	16,250	(6,250)	(15,294)	(5,294)

Net loss, December 31, 2004	-	-	-	(1,475)	(1,475)

Balance, December 31, 2004	16,250,000	16,250	(6,250)	(16,769)	(6,769)

Net income, December 31, 2005	-	-	-	9,781	9,781

Balance, December 31, 2005	16,250,000	16,250	(6,250)	(6,988)	3,012

Net income, December 31, 2006	-	-	-	1,808	1,808

Balance, December 31, 2006	16,250,000	16,250	(6,250)	(5,180)	4,820

Net loss, December 31, 2007	-	-	-	(4,820)	(4,820)

Balance, December 31, 2007	16,250,000	16,250	(6,250)	(10,000)	-

May 9, 2008,
10,000,000 shares issued for cash	10,000,000	10,000	40,000	-	50,000

Net loss, December 31, 2008	-	-	-	(102,367)	(102,367)

Balance December 31, 2008	26,250,000	26,250	33,750	(112,367)	(52,367)

Net loss December 31, 2009	-	-	-	(176,596)	(176,596)

Balance December 31, 2009	26,250,000	26,250	33,750	(288,963)	(228,963)

Share dividend of three additional shares for every four shares of common stock	19,687,543	19,688	(19,688)	-	-

On September 17, 2010, 17,400,000 shares issued for debt repayment	17,400,000	17,400	69,600	-	87,000

Net loss, December 31, 2010	-	-	-	(68,393)	(68,393)

Balance December 31, 2010	63,337,543	$63,338	$83,662	$(357,356)	$(210,356)

Additional paid-in capital from related party		-	10,335	-	10,335

Net loss, December 31, 2011	-	-	-	(61,566)	(61,566)

Balance December 31, 2011	63,337,543	$63,338	$93,997	$(418,922)	$(261,587)

The accompanying notes are an integral part of these financial statements.

*The common shares outstanding are post dividend of three additional shares for every four shares of the Company’s Common stock which was effectuated on January 29, 2010. For further details, please see Note 7 to these financial statements.

Green Star Alternative Energy, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Year Ended December 31, 2011 and 2010 and
for the Period from Inception (March 2, 2001) through December 31, 2011

			From March 2, 2001
			(Inception) Through
	Year ended December 31,		December 31,
	2011	2010	2011

Operating Activities
Net loss	$(61,566)	$(68,393)	$(418,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	—	3,120
Share issued for services	—	—	2,500
Cancellation of other loan payable	—	(94,063)	(94,063)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	705	—
Increase in accounts payable	39,610	34,294	76,927
Increase in interest payable	11,620	23,967	50,659
Net Cash used in Operating Activities	(10,335)	(103,490)	(379,778)

Investing Activities
Purchase of equipment	—	—	(98,307)
Proceeds from the sale of equipment	—	95,187	95,187
Net Cash Provided by (used in) Investing Activities	—	95,187	(3,120)

Financing Activities
Increase in loan from related party	—	—	221,000
Additional paid-in capital from related party	10,335	—	10,335
Increase in other loan payable	—	—	94,063
Cash received from issuance of stock	—	—	57,500
Net Cash Provided by Financing Activities	10,335	—	382,898

Net decrease in cash	—	(8,303)	—
Cash at beginning of period	—	8,303	—
Cash at End of Period	$—	$—	$—

Cash Paid for Interest	$—	$—	$—

Cash Paid for Income Taxes	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities:
Gain on sale of equipment	$—	$8,501	$8,501

The accompanying notes are an integral part of these financial statements

Green Star Alternative Energy, Inc.

(Formally R&R Travel, Inc.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2011

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

Going Concern - Since inception, the Company and has a cumulative net loss of $418,922. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents - Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. There are no cash and cash equivalents as of December 31, 2011 and 2010.

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

The fair value of the Company's accrued liabilities and accounts payable approximate their carrying values because of the short-term nature of these items.

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

Net Loss Per Share — The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the years ended December 31, 2011 and 2010 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Recently Issued Accounting Pronouncements -

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements , that amends existing disclosure requirements under FASB Accounting Standards Codification (ASC) 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchases, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. For 3M this ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Adoption of the new requirement did not have a material effect on the Company’s financial position, results of operations or cash flow.

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-29, “Business Combinations (Topic 805): Disclosures of Supplementary Pro Forma Information for Business Combinations” (ASU 2010-29), which specifies that pro forma disclosures for business combinations are to be reported as if the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The pro forma disclosures must also include a description of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations with an acquisition date of January 1, 2011 or later. Adoption of the new requirement did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company issued an unsecured Promissory Note dated November 10, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $15,000 working capital loan to the Corporation. The terms and conditions of such note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of December 31, 2011 is $3,297.

The Company issued an unsecured Promissory Note dated November 25, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $30,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The Company repaid the accrued interest of $2,121. The total accrued interest as of December 31, 2011 is $6,507.

The Company issued an unsecured Promissory Note dated February 12, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with an $8,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of December 31, 2011 is $1,614.

The Company issued an unsecured Promissory note dated February 17, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $5,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of December 31, 2011 is $1,004.

The Company issued an unsecured Promissory Note dated March 6, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $25,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of December 31, 2011 is $4,938.

The Company issued an unsecured Promissory Note dated May 15, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of December 31, 2011 is $3,682.

The Company issued an unsecured Promissory Note dated September 25, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $43,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of December 31, 2011 is $6,820.

The Company issued an unsecured Promissory Note dated September 30, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $75,000 working capital loan to the Corporation. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of December 31, 2011 is $6,865.75.

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

On January 30, 2011, Jesse De Castro assigned all rights and interest to the above notes to and Verdad Telecom, Inc. which is owned by our president Eric Stoppenhagen.

NOTE 4. INCOME TAXES

The company has incurred operating losses of $418,922, which, if utilized, will begin to expire in 2021. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	As of December 31, 2011	As of December 31, 2010
Deferred tax assets:
Net operating loss (from inception to December 31, 2011)	$418,922	$357,356
Statutory tax rate (combined federal and state)	34%	34%

Deferred tax assets	142,433	121,501
Valuation allowance	(142,433)	(121,501)

Net deferred tax assets	$-0-	$-0-

The potential future tax benefits of these losses have not been recognized in these financial statements due to the uncertainty of their utilization. When the future utilization of some portion of the carry-forwards is determined not to be "more likely than not" a valuation allowance is provided to reduce the recorded tax benefits from such assets.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2011 and 2010.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence net operating losses. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2011 and 2010.

NOTE 5. STOCKHOLDERS' DEFICIT

On June 6, 2008, the Company voted, to amend its Articles of Incorporation to increase the total number of authorized shares of common stock at par value of $0.001 to 200,000,000 (two hundred million). Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights and are entitled to share ratably in dividends, if any. In the event of a liquidation, dissolution or winding up the Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.

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

On January 30, 2011, as a condition of the Purchase Agreement, Mr Castro paid $10,335 of the Company’s liabilities. This amount was accounted for as an increase in additional-paid-in capital from a related party.

The stockholders' equity section of the Company contains the following class of capital stock as of December 31, 2011: Common stock, $ 0.001 par value: 200,000,000 authorized 63,337,543 shares issued and outstanding.

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

NOTE 7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 10, 2012, the date at which the financial statements were available to be issued.