Form 10-Q
period 2012-03-31
Green Star Alternative Energy Inc.
filed 2012-05-08
CIK 1462013

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

On May 7, 2012, there were 63,337,543 shares of the issuer's common stock were outstanding.

Green Star Alternative Energy, Inc.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Balance Sheets — March 31, 2012 (Unaudited) and December 31, 2011	3
	Condensed Statements of Operations — Three months ended March 31, 2012 and 2011 and the period from entering development stage (March 2, 2001) through March 31, 2012 (Unaudited)	4
	Condensed Statements of Cash Flows — Three months ended March 31, 2012 and 2011 and the period from entering development stage March 2, 2001) through March 31, 2012 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 4T.	CONTROLS AND PROCEDURES	15
PART II	OTHER INFORMATION	17
ITEM 1	LEGAL PROCEEDINGS	17
ITEM 1A	RISK FACTORS	17
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4	(REMOVED AND RESERVED)	22
ITEM 5	OTHER INFORMATION	22
ITEM 6	EXHIBITS	22

Part 1.  Financial Information

Green Star Alternative Energy, Inc. (Formally R&R Travel, Inc.)
(A Development Stage Company)
Condensed Balance Sheets
As of March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$73,500	$60,000
Loan from related party	204,484	201,587
Total Liabilities	277,984	261,587

Stockholders' Deficit
Common stock, authorized, 200,000,000 shares, par value: $0.001, 63,337,543 shares issued and outstanding as of March 31, 2012 and December 31, 2011	63,338	63,338
Additional paid-in capital	93,997	93,997
Deficit accumulated during the development stage	(435,319)	(418,922)
Total Stockholders' Deficit	(277,984)	(261,587)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Green Star Alternative Energy, Inc.

(Formally R&R Travel, Inc.)

(A Development Stage Company)

Condensed Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

and for the Period from Inception (March 2, 2001) through March 31, 2012

(UNAUDITED)

	Three Months Ended March 31,		Inception (March 2, 2001) through March 31, 2012
	2012	2011
REVENUES	$—	$—	$68,029
COST OF SALES	—	—	—
GROSS PROFIT	—	—	68,029
OPERATING EXPENSES:
General and administrative expenses	13,500	12,445	474,500
Total operating expenses	13,500	12,445	474,500
LOSS FROM OPERATIONS	(13,500)	(12,445)	(406,471)

Other Expense	(2,897)	(2,866)	(28,848)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(16,397)	(15,311)	(435,319)
Provision for income taxes	—	—	—

NET LOSS	$(16,397)	$(15,311)	$(435,319)
LOSS PER SHARE OF COMMON STOCK — Basic and diluted	$(0.00)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING — Basic and diluted	63,337,543	63,337,543

The accompanying notes are an integral part of the condensed financial statements.

Green Star Alternative Energy, Inc. (Formally R&R Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011 and
for the Period from Inception (March 2, 2001) through March 31, 2012 (UNAUDITED)

	Three Months Ended March 31,		From March 2, 2001 (Inception) Through March 31,
	2012	2011	2012

Operating Activities
Net Loss	$(16,397)	$(15,311)	$(435,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	—	—	3,120
Share issued for services	—	—	2,500
Changes in operating assets and liabilities:
Increase in accounts payable	13,500	2,110	90,428
Increase in interest payable	2,897	2,866	53,556
Net Cash Used in Operating Activities	—	(10,335)	(285,715)

Investing Activities
Purchase of equipment	—	—	(98,307)
Proceeds from sale of equipment	—	—	95,187
Net Cash Used in Investing Activities	—	—	(3,120)

Financing Activities
Borrowing from related party	—	—	221,000
Capital contribution – related party	—	10,335	10,335
Cash received from issuance of stock	—	—	57,500
Net Cash Provided by Financing Activities	—	10,335	288,835

Net change in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of Period	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities:
Non cash retirement/ cancellation of other loan payable	$—	$—	$94,063

The accompanying notes are an integral part of the condensed financial statements.

Green Star Alternative Energy, Inc.
(Formally R&R Travel, Inc.)

(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2012

(UNAUDITED)

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited financial statements of Green Star Alternative Energy, Inc. (the "Company") are presented in accordance with the requirements for Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company recommends that the accompanying unaudited financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended December 31, 2011 included in the Company's Annual Report on Form 10-K.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Going Concern — Since inception through March 31, 2012, the Company has a cumulative net loss of $435,319. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. The immediate future success of the Company is dependent on its ability to find and successfully merge with a target business and on obtaining additional financing to financially support the Company until that time. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The accompanying unaudited financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as well as the reported amounts of revenues and expenses. Actual results could differ from these estimates.

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

Cash and Cash Equivalents — Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. As of March 31, 2012, the Company had no cash and cash equivalents.

Fair Value of Financial Instruments — The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

• Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

• Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

• Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company believes the carrying value of accounts payable and accrued expenses approximate fair value due to the short maturity nature.

Loss Per Share — The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the three months ended March 31, 2012 and 2011 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

Recently Issued Accounting Pronouncements - Adopted

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

NOTE 3.  LOANS FROM RELATED PARTY

The Company issued an unsecured Promissory Note dated November 10, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $15,000 working capital loan to the Company. The terms and conditions of such note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of March 31, 2012 is $3,558. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

The Company issued an unsecured Promissory Note dated November 25, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $30,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of March 31, 2012 is $7,031. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

The Company issued an unsecured Promissory Note dated February 12, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with an $8,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of March 31, 2012 is $1,754. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

The Company issued an unsecured Promissory note dated February 17, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $5,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of March 31, 2012 is $1,091. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

The Company issued an unsecured Promissory Note dated March 6, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $25,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of March 31, 2012 is $5,375. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

The Company issued an unsecured Promissory Note dated May 15, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of March 31, 2012 is $4,031. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

The Company issued an unsecured Promissory Note dated September 25, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $43,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of March 31, 2012 is $7,570. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

The Company issued an unsecured Promissory Note dated September 30, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $75,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. On September 17, 2010, we issued 11,000,000 shares of common stock, in partial settlement of US$55,000 of the Note dated September 30, 2009.The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of March 31, 2012 is $7,215. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

NOTE 4.  STOCKHOLDERS' EQUITY

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

The stockholders' equity section of the Company contains the following class of capital stock as of March 31, 2012:

Common stock, $ 0.001 par value: 200,000,000 authorized 63,337,543 shares issued and outstanding.

All share amounts have been retroactively adjusted for all periods presented.

NOTE 5.  SUBSEQUENT EVENTS

There were no material subsequent events through May 7, 2012, the date at which the financial statements were available to be issued.

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

Results of Operation

For the three months ended March 31, 2012 and 2011, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the three months ended March 31, 2012, the Company had a net loss of $16,397, as compared with a net loss of $15,311 for the corresponding period in 2011. The change was due to ongoing costs of maintaining a public entity.

Liquidity and Capital Resources

We are insolvent. As of March 31, 2012, we had no cash (and no other current assets) and we had total current liabilities of $277,984. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of March 31, 2012. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a significant and continuing risk of defaulting on our obligations to our creditors with consequential legal and other costs that would severely and adversely impact our ability to continue our existence as a corporate enterprise.

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

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended December 31, 2011, and our unaudited financial statements for the quarter ended March 31, 2012 include a "going concern" footnote.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2012, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the second quarter ending March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Company's Operations

We are insolvent and we have zero dollars in Total Current Assets compared to $277,984 in Total Current Liabilities as of March 31, 2012.

We are insolvent. As of March 31, 2012, we had zero cash (and no other current assets) and we had Total Current Liabilities of $277,984. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of March 31, 2012. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a risk of bankruptcy or insolvency. In that event, our creditors would assert claims that would result in either the total liquidation of the Company or, failing that, that our creditors would acquire control of the Company and our existing stockholders would lose their entire investment.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $16,397 in net losses during the three months ending March 31, 2012 and $435,319 in cumulative net losses from inception to March 31, 2012. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the Serbian Joint Venture, administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expense and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

Unqualified Auditor's Opinion with emphasis of a matter:  Substantial doubt as to the ability of our company to continue as a Going Concern.

Our independent public accountants issued an unqualified opinion on our financial statements for the year ended December 31, 2011 with respect to uncertainties concerning our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our Common Stock is and will remain subordinate to the claims of our existing and future creditors. As of March 31, 2012, we had $277,984 shown as Total Liabilities on our Balance Sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Control of the Company is held by management.

Our present directors and officers hold the power to vote an aggregate of about 55% of our Common Shares as of March 31, 2012. As a result, any person who acquires our Common Shares will likely have little or no ability to influence or control the Company.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6. Exhibits.

Exhibits
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Security Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN STAR ALTERNATIVE ENERGY, INC.

Date: May 7, 2012	BY: /s/ Eric Stoppenhagen Eric Stoppenhagen Chief Executive Officer

Date: May 7, 2012	BY: /s/ Eric Stoppenhagen Eric Stoppenahgen Chief Financial Officer, Principal Accounting Officer