Form 10-Q
period 2012-06-30
Green Star Alternative Energy Inc.
filed 2012-08-13
CIK 1462013

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

On August 13, 2012, there were 63,337,543 shares of the issuer's common stock were outstanding.

Green Star Alternative Energy, Inc.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Condensed Balance Sheets — June 30, 2012 (Unaudited) and December 31, 2011	3
	Condensed Statements of Operations — Three and six months ended June 30, 2012 and 2011 and the period from entering development stage (March 2, 2001) through June 30, 2012 (Unaudited)	4
	Condensed Statements of Cash Flows — Six months ended June 30, 2012 and 2011 and the period from entering development stage (March 2, 2001) through June 30, 2012 (Unaudited)	5
	Notes to Condensed Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15
ITEM 4T.	CONTROLS AND PROCEDURES	15
PART II	OTHER INFORMATION	17
ITEM 1	LEGAL PROCEEDINGS	22
ITEM 1A	RISK FACTORS	22
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	22
ITEM 4	(REMOVED AND RESERVED)	22
ITEM 5	OTHER INFORMATION	22
ITEM 6	EXHIBITS	22

Part 1.  Financial Information

Green Star Alternative Energy, Inc. (Formerly R&R Travel, Inc.)
(A Development Stage Company)
Condensed Balance Sheets
As of June 30, 2012 and December 31, 2011

	June 30, 2012	December 31,
	(Unaudited)	2011

ASSETS
Cash	$—	$—
TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued liabilities	$86,500	$60,000
Note payable – related party	166,000	166,000
Interest payable – related party	41,381	35,587
Total Liabilities	293,881	261,587

Stockholders' Deficit
Common stock, authorized, 200,000,000 shares, par value: $0.001, 63,337,543 shares issued and outstanding as of June 30, 2012 and December 31, 2011	63,338	63,338
Additional paid-in capital	93,997	93,997
Deficit accumulated during the development stage	(451,216)	(418,922)
Total Stockholders' Deficit	(293,881)	(261,587)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Green Star Alternative Energy, Inc.

(Formerly R&R Travel, Inc.)

(A Development Stage Company)

Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011

and for the Period from Inception (March 2, 2001) through June 30, 2012

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception (March 2, 2001) through June 30, 2012
	2012	2011	2012	2011
REVENUES	$—	$—	$—	$—	$68,029
COST OF REVENUE	—	—	—	—	—
GROSS PROFIT	—	—	—	—	68,029
OPERATING EXPENSES:
General and administrative expenses	13,000	12,500	26,500	24,946	487,500
Total operating expenses	13,000	12,500	26,500	24,946	487,500
LOSS FROM OPERATIONS	(13,000)	(12,500)	(26,500)	(24,946)	(419,471)

Other expense	(2,897)	(2,897)	(5,794)	(5,762)	(31,745)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(15,897)	(15,397)	(32,294)	(30,708)	(451,216)
Provision for income taxes	—	—	—	—	—

NET LOSS	$(15,897)	$(15,397)	$(32,294)	$(30,708)	$(451,216)
LOSS PER COMMON SHARE— Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — Basic and diluted	63,337,543	63,337,543	63,337,543	63,337,543

The accompanying notes are an integral part of the condensed financial statements.

Green Star Alternative Energy, Inc. (Formerlly R&R Travel, Inc.)
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 and
for the Period from Inception (March 2, 2001) through June 30, 2012 (UNAUDITED)

	Six Months Ended		From March 2, 2001 (Inception) Through
	June 30, 2012	June 30, 2011	June 30, 2012

Operating Activities
Net Loss	$(32,294)	$(30,708)	$(451,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	—	—	3,120
Share issued for services	—	—	89,500
Changes in operating assets and liabilities:
Increase in accrued liabilities	26,500	14,611	86,500
Increase in interest payable – related party	5,794	5,762	41,381
Net Cash Used in Operating Activities	—	(10,335)	(230,715)

Investing Activities
Purchase of equipment	—	—	(98,307)
Proceeds from sale of equipment	—	—	95,187
Net Cash Used in Investing Activities	—	—	(3,120)

Financing Activities
Borrowing from related party	—	—	221,000
Repayment to related party	—	—	(55,000)
Capital contribution – related party	—	10,335	10,335
Cash received from issuance of stock	—	—	57,500
Net Cash Provided by Financing Activities	—	10,335	233,835

Net change in cash	—	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities:
Non cash retirement/ cancellation of other loan payable	$—	$—	$94,063

The accompanying notes are an integral part of the condensed financial statements.

Green Star Alternative Energy, Inc.
(Formerly R&R Travel, Inc.)

(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2012

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Going Concern — Since inception through June 30, 2012, the Company has a cumulative net loss of $451,216. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. The immediate future success of the Company is dependent on its ability to find and successfully merge with a target business and on obtaining additional financing to financially support the Company until that time. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents — Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. As of June 30, 2012, the Company had no cash and cash equivalents.

 Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash.  The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed Federal Deposit Insurance Corporation insured limits. The Company has not incurred any loss from this risk.

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

The Company’s financial instruments include accrued liabilities. The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

Management believes it is not practical to estimate the fair value of loan from related party because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Loss Per Share — The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share for the six months ended June 30, 2012 and 2011 because their effect is anti-dilutive.

Revenue Recognition — The Company is in the development stage and has yet to realize revenues from planned operations. The Company will recognize revenue on arrangements in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The Company has not recorded any sales transactions for the six months ended June 30, 2012 and 2011.

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

Reclassifications — Certain Prior period amounts have been reclassified to conform to current period presentations.

Recently Issued Accounting Pronouncements - Adopted

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new amendment did not have an effect on the Company’s financial position, results of operations or cash flow.

Recently Issued Accounting Pronouncements – Not Adopted

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments. The requirements of this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3.   RELATED PARTY TRANSACTIONS – NOTE PAYABLE

The Company issued an unsecured Promissory Note dated November 10, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $15,000 working capital loan to the Company. The terms and conditions of such note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of June 30, 2012 is $3,820. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

The Company issued an unsecured Promissory Note dated November 25, 2008 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $30,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of June 30, 2012 is $7,554. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

The Company issued an unsecured Promissory Note dated February 12, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with an $8,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of June 30, 2012 is $1,893. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

The Company issued an unsecured Promissory note dated February 17, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $5,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of June 30, 2012 is $1,178. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

The Company issued an unsecured Promissory Note dated March 6, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $25,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of June 30, 2012 is $5,811. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

The Company issued an unsecured Promissory Note dated May 15, 2009 (the "Note") to Jesse de Castro, a director of the Company, in connection with a $20,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of June 30, 2012 is $4,380. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

The Company issued an unsecured Promissory Note dated September 25, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $43,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of June 30, 2012 is $8,321. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

The Company issued an unsecured Promissory Note dated September 30, 2009 (the "Note") to Jesse de Castro, a director of the Company in connection with a $75,000 working capital loan to the Company. The terms and conditions of such Note allow for the prepayment of principle and accrued interest at anytime without penalty. On September 17, 2010, we issued 11,000,000 shares of common stock, in partial settlement of US$55,000 of the Note dated September 30, 2009.The interest rate is 7% per annum and the maturity date is December 31, 2012. The total accrued interest as of June 30, 2012 is $7,564. On January 30, 2011, Jesse de Castro granted all his rights, privilege, benefit and remedies under this Note to Verdad Telecom, which is owned by its president Eric Stoppenhagen.

The total Notes outstanding as of June 30, 2012 is $166,000. The total amount of unpaid interest relating to these Notes is $41,381 as of June 30, 2012.

NOTE 4.  STOCKHOLDERS' DEFICIT

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

The stockholders' equity section of the Company contains the following class of capital stock as of June 30, 2012:

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

Results of Operation

For the three and six months ended June 30, 2012 and 2011, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the three and six months ended June 30, 2012, the Company had a net loss of $15,897 and $32,294, respectively, as compared with a net loss of $15,397 and $30,708, respectively, for the corresponding period in 2011. The change was due to ongoing costs of maintaining a public entity.

Liquidity and Capital Resources

We are insolvent. As of June 30, 2012, we had no cash (and no other current assets) and we had total current liabilities of $293,881. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of June 30, 2012. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a significant and continuing risk of defaulting on our obligations to our creditors with consequential legal and other costs that would severely and adversely impact our ability to continue our existence as a corporate enterprise.

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

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended December 31, 2011, and our unaudited financial statements for the quarter ended June 30, 2012 include a "going concern" footnote.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Significant Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2012, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the second quarter ending June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Company's Operations

We are insolvent and we have zero dollars in Total Current Assets compared to $293,881 in Total Current Liabilities as of June 30, 2012.

We are insolvent. As of June 30, 2012, we had zero cash (and no other current assets) and we had Total Current Liabilities of $293,881. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of June 30, 2012. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a risk of bankruptcy or insolvency. In that event, our creditors would assert claims that would result in either the total liquidation of the Company or, failing that, that our creditors would acquire control of the Company and our existing stockholders would lose their entire investment.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $32,294 in net losses during the six months ending June 30, 2012 and $451,216 in cumulative net losses from inception to June 30, 2012. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for the Serbian Joint Venture, administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expense and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

Unqualified Auditor's Opinion with emphasis of a matter:  Substantial doubt as to the ability of our company to continue as a Going Concern.

Our independent public accountants issued an unqualified opinion on our financial statements for the year ended December 31, 2011 expressing substantial doubt of our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our Common Stock is and will remain subordinate to the claims of our existing and future creditors. As of June 30, 2012, we had $293,881 shown as Total Liabilities on our Balance Sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Control of the Company is held by management.

Our present directors and officers hold the power to vote an aggregate of about 55% of our Common Shares as of June 30, 2012. As a result, any person who acquires our Common Shares will likely have little or no ability to influence or control the Company.

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

GREEN STAR ALTERNATIVE ENERGY, INC.

Date: August 13, 2012	BY: /s/ Eric Stoppenhagen Eric Stoppenhagen Chief Executive Officer

Date: August 13, 2012	BY: /s/ Eric Stoppenhagen Eric Stoppenhagen Chief Financial Officer, Principal Accounting Officer