Form 10-K
period 2012-12-31
Green Star Alternative Energy Inc.
filed 2013-03-20
CIK 1462013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________.to _______________.

Commission file number 000-53627

Gold Hill Resources, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-04292010 (I.R.S. Employer Identification No.)

3751 Seneca Ave., Pahrump, NV 89048 (Address of principal executive offices - Zip Code)

Green Star Alternative Energy, Inc. 1328 W. Balboa Blvd., Suite C, Newport Beach, CA, 92661 (Former name, former address and former fiscal year, if changed since last report)

Registrant's telephone number, including area code (775)-751-6931

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☒ No ☐

As of June 30, 2012 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $102,517.

As of March 18, 2013, 633,770 shares of the common stock of the registrant were outstanding.

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

Item 1. Business

(a) Business Development

Gold Hill Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on March 2, 2001 and originally in the travel business, where the Company provided travel packages to financial services professionals in connection with seminars and other professional education events.

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

On September 5, 2012, the Company entered into a non-definitive Letter of Intent (the “LOI”) with certain unaffiliated purchasers (“Buyers”), pursuant to which at closing the Company would issue 12,000,000 newly issued shares of common stock (the “Shares”), and any rights attached to the shares as of the date hereof (these Shares will be post a reverse stock split of 1 for 100), of Green Star Alternative Energy, Inc. for a total Purchase Price of One Hundred and Fifty Thousand Dollars (USD$150,000.00) which includes transaction fees (the “Purchase Price”) (collectively the “Transaction”). As of March 18, 2013, the Transaction has not closed and we are currently negotiating a revised agreement. After the closing, the Company’s principal business focus would be mining and mining technologies.

On October 15, 2012, and pursuant to the Certificate of Amendment of the Company’s Articles of Incorporation (the “Amendment”), as filed with the Secretary of State of the State of Nevada on November 7, 2012, the Company consummated a reverse stock split of all the outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an exchange ratio of one for one hundred (1:100) (the “Reverse Stock Split”) and changed the name of the Company from “Green Star Alternative Energy, Inc.” to “Gold Hill Resources, Inc.” (the “Corporate Name Change”).

(b) Business of Issuer

Currently, the Company seeks suitable candidates for a business combinations. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. We intend to provide shareholders with complete disclosure concerning a target company and its business, including audited financial statements prior to any merger or acquisition where such disclosure is required by law.

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

We are insolvent and we have $239 dollars in total current assets compared to $221,622 in total current liabilities as of December 31, 2012.

We are insolvent. As of December 31, 2012, we had $239 (and no other current assets) and we had total current liabilities of $221,622. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of December 31, 2012. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a risk of bankruptcy or insolvency. In that event, our creditors would assert claims that would result in either the total liquidation of the Company or, failing that, that our creditors would acquire control of the Company and our existing stockholders would lose their entire investment.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $88,919 in net losses during the year ending December 31, 2012 and $507,841 in cumulative net losses from inception to December 31, 2012. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

Our auditors have expressed a going concern opinion.

Primarily as a result of our recurring losses and our lack of liquidity, we received a report from our independent auditors that includes an explanatory paragraph describing the substantial uncertainty as to our ability to continue as a going concern for the year ended December 31, 2012.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our common stock is and will remain subordinate to the claims of our existing and future creditors. As of December 31, 2012, we had $221,622 shown as total liabilities on our balance sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

Control of the Company is held by management.

Our present directors and officers hold the power to vote an aggregate of about 55% of our common shares as of December 31, 2012. As a result, any person who acquires our common shares will likely have little or no ability to influence or control the Company.

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

As the Company has minimal recent operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

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

Our common stock is currently traded on the OTC Markets and the OTC Bulletin Boards and is considered a "penny stock." The OTC Markets and the OTC Bulletin Board are generally regarded as a less efficient trading market than the NASDAQ Capital Market.

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

There is a limited trading market for our common stock and none is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and such business files a registration statement under the Securities Act. Additionally, we have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

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

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information: Our common stock is listed for trading with a trading symbol “GULD” on the "OTC Markets" market and the “OTC Bulletin Board”, a quotation service that displays sale prices, and volume information for transactions with market makers in over-the-counter ("OTC") equity securities. All such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Trading in our common stock is limited and sporadic and there can be no assurance that any liquid trading market will develop or, if it does develop, that it can be maintained. Prior to March 7, 2013 our stock was listed under GSAE.

Based on information obtained from the OTC Markets, the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended December 31, 2011 and December 31, 2012 are set forth in the table below:

	Price Range

	High($)	Low($)

Quarter ended 3/31/11	$7.75	$0.60
Quarter ended 6/30/11	$2.50	$1.00
Quarter ended 9/30/11	$1.20	$0.40
Quarter ended 12/31/11	$1.90	$0.15

Quarter ended 3/31/12	$1.49	$0.16
Quarter ended 6/30/12	$1.40	$0.30
Quarter ended 9/30/12	$0.75	$0.21
Quarter ended 12/31/12	$0.75	$0.25

Holders: As of March 18, 2013, there were approximately 7 holders of record of our Common Stock. There are currently 633,770 shares of common stock issued and outstanding of which 284,770 shares of common stock could be sold under Rule 144.

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

Split: Effective November 7, 2012 we consummated a reverse stock split of all the outstanding shares of the Company’s common stock, par value $0.001 per share, at an exchange ratio of one for one hundred (1:100).

Recent Sales: We had the following stock and promissory note issuances during the year ending December 31, 2012.

During the quarter ended December 31, 2012, we sold 516,000 shares of our common stock for $129,123 to various accredited investors. We have yet to issue these shares.

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

Results from Operations – Years Ended December 31, 2012 and 2011

For the twelve months ended December 31, 2012 and 2011, the Company had no revenues from continuing operations. For the twelve months ended December 31, 2012, the Company had a loss from operations of $76,521, as compared with a loss from operations of $49,946 for the twelve months ended December 31, 2011.

For the twelve months ended December 31, 2012, the Company incurred $12,398 of other expenses, comprised of interest expense. For the twelve months ended December 31, 2011, the Company incurred $11,620 of other expenses.

Liquidity and Capital Resources

We are insolvent. As of December 31, 2012, we had $239 (and no other current assets) and we had total current liabilities of $221,622. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a significant and continuing risk of defaulting on our obligations to our creditors with consequential legal and other costs that would severely and adversely impact our ability to continue our existence as a corporate enterprise.

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

For these and other reasons, our management recognizes the adverse difficulties and continuing severe challenges we face. Apart from the limited funds that we have received from, our officers there can be no assurance that we will receive any financing or funding from any source or if any financing should be obtained, that existing shareholders will not incur substantial, immediate, and permanent dilution of their existing investment.

As of December 31, 2012 and December 31, 2011, the Company had assets equal to $239. The Company's current liabilities as of December 31, 2012 and December 31, 2011 were $221,622 and $261,587, respectively, comprised of accounts payable, accrued expenses and a note payable to a related party.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2012 and 2011:

	Years ended December 31,
	2012	2011
Operating Activities	$(1,983)	$(10,335)
Investing Activities	—	—
Financing Activities	2,222	10,335
Net Effect on Cash	$239	$—

During the quarter ended December 31, 2012, we sold 516,000 shares of our common stock for $129,123 to various accredited investors. We have yet to issue these shares.

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

Going Concern Uncertainties

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of their opinion in the Audit Report for the year ended December 31, 2012.

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

Not Applicable

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Gold Hill Resources, Inc.

(Formerly Green Star Alternative Energy, Inc..)

(A Development Stage Company)

We have audited the accompanying balance sheets of Gold Hill Resources, Inc. (A Development Stage "Company") as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended, and for the period from March 2, 2001 (inception) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Hill Resources, Inc. as of December 31, 2012 and 2011, and the result of its operations and its cash flows for the years then ended and for the period from March 2, 2001 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the financial statements, the Company is in the development stage and has not generated any revenues from operations to date, and does not expect to do so in the foreseeable future. The Company has experienced recurring operating losses and negative operating cash flows since inception and has financed its working capital requirements through the recurring financing of its principal shareholder. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

March 18, 2013

Newport Beach, CA

Gold Hill Resources, Inc. (Formally Green Star Alternative Energy, Inc.) (A Development Stage Company) Balance Sheets As of December 31, 2012 and 2011

	2012	2011

ASSETS
Cash	$239	$—

TOTAL ASSETS	$239	$—

LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$134,538	$60,000
Loan from related party - director	87,084	201,587

Total current liabilities	221,622	261,587

Stockholders' deficit
Common stock, (Authorized, 200,000,000 shares, par value: $0.001, 633,770 shares shares issued and outstanding as of December 31, 2012 and 2011 *	633	633
Additional paid-in capital	156,702	156,702
Subscription payable	129,123	—
Deficit accumulated during the development stage	(507,841)	(418,922)

Total stockholders' deficit	(221,383)	(261,587)

TOTAL LIABILITIES and STOCKHOLDERS' DEFICIT	$239	$—

The accompanying notes are an integral part of these financial statements.

*The common shares outstanding are post reverse stock split of one share for every 100 shares of the Company’s Common stock which was effectuated on November 7, 2012. For further details, please see Note 5 to these financial statements.

Gold Hill Resources, Inc.
(Formally Green Star Alternative Energy, Inc.)
(A Development Stage Company)
Statements of Operations
For the Years ended December 31, 2012 and 2011
and for the Period from March 2, 2001 (inception) through December 31, 2012
			From March 2, 2001 (Inception) through
	Years ended December 31,		December 31,
	2012	2011	2012

Revenues	$—	$—	$68,029

Operating expenses
Administrative expenses	76,521	49,946	537,521

Total operating expenses	76,521	49,946	537,521
Loss from operations	(76,521)	(49,946)	(469,492)

Other expense
Interest expense	(12,398)	(11,620)	(59,063)
Gain on forgiveness of debt	—	—	12,213
Gain on sale of equipment	—	—	8,501
Total other expense	(12,398)	(11,620)	(38,349)

Net loss	$(88,919)	$(61,566)	$(507,841)

Loss per share– basic and diluted	$(0.14)	$(0.10)

Weighted average number of common shares outstanding – basic and diluted	633,770	633,770

The accompanying notes are an integral part of these financial statements.

*The common shares outstanding are post reverse stock split of one share for every 100 shares of the Company’s Common stock which was effectuated on November 7, 2012. For further details, please see Note 5 to these financial statements.

Gold Hill Resources, Inc.

(Formerly Green Star Alternative Energy, Inc.)

(A Development Stage Company)

Statements of Changes in Stockholders' Deficit

From March 2, 2001 (inception) through December 31, 2012

	Common Stock*	Common Stock Amount	Additional Paid-in Capital	Deficit Accumumulated During the Development Stage	Total
March 5, 2001,
62,500 shares issued for services	62,500	$6,250	$(5,000)	$-	$1,250

April 5, 2001,
62,500 shares issued for services	62,500	6,250	(5,000)	-	1,250

August to December 2001
37,500 shares issued for cash	37,500	3,750	3,750	-	7,500

Net loss, December 31, 2001	-	-	-	(2,066)	(2,066)

Balance, December 31, 2001	162,500	16,250	(6,250)	(2,066)	7,934

Net loss, December 31, 2002	-	-	-	(2,204)	(2,204)

Balance, December 31, 2002	162,500	16,250	(6,250)	(4,270)	5,730

Net loss, December 31, 2003	-	-	-	(11,024)	(11,024)

Balance, December 31, 2003	162,500	16,250	(6,250)	(15,294)	(5,294)

Net loss, December 31, 2004	-	-	-	(1,475)	(1,475)

Balance, December 31, 2004	162,500	16,250	(6,250)	(16,769)	(6,769)

Net income, December 31, 2005	-	-	-	9,781	9,781

Balance, December 31, 2005	162,500	16,250	(6,250)	(6,988)	3,012

Net income, December 31, 2006	-	-	-	1,808	1,808

Balance, December 31, 2006	162,500	16,250	(6,250)	(5,180)	4,820

Net loss, December 31, 2007	-	-	-	(4,820)	(4,820)

Balance, December 31, 2007	162,500	16,250	(6,250)	(10,000)	-

May 9, 2008,
100,000 shares issued for cash	100,000	10,000	40,000	-	50,000

Net loss, December 31, 2008	-	-	-	(102,367)	(102,367)

Balance December 31, 2008	262,500	26,250	33,750	(112,367)	(52,367)

Net loss December 31, 2009	-	-	-	(176,596)	(176,596)

Balance December 31, 2009	262,500	26,250	33,750	(288,963)	(228,963)

Share dividend of three additional shares for every four shares of common stock	196,875	19,688	(19,688)	-	-

On September 17, 2010, 174,000 shares issued for debt repayment	174,000	17,400	69,600	-	87,000

Net loss, December 31, 2010	-	-	-	(68,393)	(68,393)

Balance December 31, 2010	633,375	63,338	83,662	(357,356)	(210,356)

Additional paid-in capital from related party		-	10,335	-	10,335

Net loss, December 31, 2011	-	-	-	(61,566)	(61,566)

Balance December 31, 2011	633,375	63,338	93,997	(418,922)	(261,587)

On November 7, 2012 reverse stock split 1 for 100	(5)	(62,705)	62,705		-

Subscription payable			129,123		129,123

Net loss, December 31,2012				(88,919)	(88,919)

Balance December 31, 2012	633,770	$633	$285,825	$(507,841)	$(221,383)

The accompanying notes are an integral part of these financial statements.

*The common shares outstanding are post reverse stock split of one share for every 100 shares of the Company’s Common stock which was effectuated on November 7, 2012.

Gold Hill Resources, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Year Ended December 31, 2012 and 2011 and
for the Period from Inception (March 2, 2001) through December 31, 2012

			From March 2, 2001
			(Inception) Through
	Years ended December 31,		December 31,
	2012	2011	2012

Operating Activities
Net loss	$(88,919)	$(61,566)	$(507,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	—	3,120
Share issued for services	—	—	2,500
Cancellation of other loan payable	—	—	(94,063)
Changes in operating assets and liabilities:
Increase in accounts payable	74,538	39,610	151,465
Increase in interest payable	12,398	11,620	63,057
Net Cash used in Operating Activities	(1,983)	(10,335)	(381,762)

Investing Activities
Purchase of equipment	—	—	(98,307)
Proceeds from the sale of equipment	—	—	95,187
Net Cash Provided by (used in) Investing Activities	—	—	(3,120)

Financing Activities
Loan from related party	(126,901)	—	94,100
Additional paid-in capital from related party	—	10,335	10,335
Increase in other loan payable	—	—	94,063
Subscription payable	129,123	—	129,123
Cash received from issuance of stock	—	—	57,500
Net Cash Provided by Financing Activities	2,222	10,335	385,121

Net increase in cash	239	—	239
Cash at beginning of period	—	—	—
Cash at End of Period	$239	$—	$239

Cash Paid for Interest	$—	$—	$—

Cash Paid for Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Gold Hill Resources, Inc.

(Formally Green Star Alternative Energy, Inc.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Gold Hill Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on March 2, 2001 and originally in the travel business, where the Company provided travel packages to financial services professionals in connection with seminars and other professional education events.

On June 6, 2008, the Company, by amendment to its articles of incorporation, changed its name to Green Star Alternative Energy, Inc. and changed its business operations to become a provider of energy from wind, water and sunlight. The Company ceased this business as of June 30, 2010.

On September 5, 2012, the Company entered into a non-definitive Letter of Intent (the “LOI”) with certain unaffiliated purchasers (“Buyers”), pursuant to which at closing the Company would issue 12,000,000 newly issued shares of common stock (the “Shares”), and any rights attached to the shares as of the date hereof (these Shares will be post a reverse stock split of 1 for 100), of Green Star Alternative Energy, Inc. for a total Purchase Price of One Hundred and Fifty Thousand Dollars (USD$150,000.00) which includes transaction fees (the “Purchase Price”) (collectively the “Transaction”). The Transaction has not closed yet and we are currently negotiating a revised agreement. After the closing, the Company’s principal business focus would be mining and mining technologies.

On October 15, 2012, and pursuant to the Certificate of Amendment of the Company’s Articles of Incorporation (the “Amendment”), as filed with the Secretary of State of the State of Nevada on November 7, 2012, the Company consummated a reverse stock split of all the outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an exchange ratio of one for one hundred (1:100) (the “Reverse Stock Split”) and changed the name of the Company from “Green Star Alternative Energy, Inc.” to “Gold Hill Resources, Inc.” (the “Corporate Name Change”).

The Company has minimal operations at this time and is considered a development stage company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying audited financial statements of Gold Hill Resources, Inc. are presented in accordance with the requirements for Form 10-K and Regulation S-X. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Going Concern - Since inception, the Company and has a cumulative net loss of $507,841. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents - Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. There minimal cash and no cash equivalents as of December 31, 2012 and 2011.

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

Net Loss Per Share — The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the years ended December 31, 2012 and 2011 because their effect is anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution may exceed FDIC insured limits.

 Recently Issued Accounting Pronouncements -

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be crossreferenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3. LOANS FROM RELATED PARTY

On September 18, 2012, the Company entered into a Secured Promissory Note (the “Secured Note”) and Security Agreement with Verdad Telecom, Inc. (“Verdad”), which is owned by its president Eric Stoppenhagen. Under the terms of the Secured Note, Verdad, agreed to consolidate $209,800 which consisted of an outstanding principal of $166,000 and unpaid interest of $43,800. This represented the total amount of notes outstanding as of September 14, 2012. All advances shall be paid on or before December 31, 2012 and interest shall accrue from the date of any advance on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of seven percent (7%) per annum, compounded annually. The Company’s obligations under the Secured Note will accelerate, upon written notice from Verdad, upon a bankruptcy event with respect to the Company, any default in the Company’s payment obligations or the Company’s breach of any provision of any material agreement between the Company and Verdad.

During the quarter ended December 31, 2012, the Company paid $126,901 of the Secured Note. The balance of principal of the Secured Note at December 31, 2012 is $82,899. The Secured Note is secured by all assets and rights of the Company. The total accrued interest as of December 31, 2012 is $4,185.

NOTE 4. INCOME TAXES

The company has incurred operating losses of $507,841, which, if utilized, will begin to expire in 2021. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements and have been offset by a valuation allowance.

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	As of December 31, 2012	As of December 31, 2011
Deferred tax assets:
Net operating loss (from inception to December 31, 2012)	$507,841	$418,922
Statutory tax rate (combined federal and state)	34%	34%

Deferred tax assets	172,666	142,433
Valuation allowance	(172,666)	(142,433)

Net deferred tax assets	$-0-	$-0-

The potential future tax benefits of these losses have not been recognized in these financial statements due to the uncertainty of their utilization. When the future utilization of some portion of the carry-forwards is determined not to be "more likely than not" a valuation allowance is provided to reduce the recorded tax benefits from such assets.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of December 31, 2012 and 2011.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence net operating losses. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of December 31, 2012 and 2011.

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

Effective November 7, 2012, the Company consummated a reverse stock split of all the outstanding shares of the Company’s common stock, par value $0.001 per share at an exchange ratio of one for one hundred (1:100)

.

During the quarter ended December 31, 2012, we sold 516,000 shares of our common stock for $129,123 to various accredited investors. These shares have not yet been issued.

The stockholders' equity section of the Company contains the following class of capital stock as of December 31, 2012: Common stock, $ 0.001 par value: 200,000,000 authorized 633,770 shares issued and outstanding.

NOTE 6. RELATED PARTY TRANSACTIONS

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position	Date Elected

Eric Stoppenhagen(1) Gold Hill Resources, Inc. 1328 W. Balboa Blvd. Suite C Newport Beach, California 92661	39	CEO, CFO, Secretary & Director	01/30/2011

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

•	Jan 2009 to Feb 2010 – STW Resources f/k/a Woozyfly, Inc. Blank check from Jan 2009 to Feb 2010 - Consultant to the company providing accounting and finance services. No ownership. Upon the reverse merger, Mr. Stoppenhagen resigned. He received no bonus or equity interest as the result of such transaction. From 2009 to 2010, the company was a blank check company.
•	2009 to Present Amasys Corporation Consultant to the company providing accounting and finance services. No ownership. The company is a blank check company.
•	April 2009 Getfugu, Inc. f/k/a Madero, Inc. CFO for approximately 3 weeks. Resigned. No ownership. The company was not a blank check company during Mr. Stoppenhagen’s involvement.
•	June 2008 to Present - AuraSource, Inc. f/k/a Mobile Nation Current CFO and director. Approximately 1% owner. The company was a blank check company prior to Mr. Stoppenhagen’s involvement.
•	February 2010 to March 2011 Phototron Holdings f/k/a Catalyst Lighting Group, Inc. Consultant to the company providing accounting and finance services. No ownership. Upon the reverse merger, Mr. Stoppenhagen resigned. He received no bonus or equity interest as the result of such transaction. The company was a blank check company until 2011.
•	April 2010 to March 2011 – Mimvi, Inc. f/k/a Fashion Net, Inc. CFO Resigned March 15, 2011. Ownership 700,000 shares and 1,750,000 options with strike price at $.40. The company was a blank check company prior to Mr. Stoppenhagen’s involvement.
•	July 2010 to March 2011 Mammatech Corp. Purchased controlling share interest in July 2010 sold interest in March 2011. The company was not a blank check company.
•	October 2010 to Present DigiPath, Inc. – Started the company as a digital pathology consulting company. Not blank check. Mr. Stoppenhagen owns approximately 94% of the company.
•	Gold Hill Resources, Inc. – purchased controlling interest in January 2011.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our sole officer and director, Eric Stoppenhagen, during the past five years.

Compliance with Section 16(a) of the Securities Exchange Act of 1934: To our knowledge, during the fiscal year ended December 31, 2012, based solely on a review of such materials as are required by the Securities and Exchange Commission, Jesse M. De Castro was the only officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock who failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

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

Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2012. Such actions by the written consent of all directors are, according to Nevada corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;
•	Compliance with applicable governmental laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

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

Except as set forth in the summary compensation table below, during the years ended December 31, 2012 and 2011, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officer.

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

The following table sets forth information on the remuneration of our chief executive officer and our four most highly compensated executive officers who served as executive officers at the end of December 31, 2012 and earned in excess of $100,000 per annum during any part of our last three fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Other Annual Compensation (e)	Total Compensation

Eric Stoppenhagen, President Chief Financial Officer, Secretary, and Director	2010 2011 2012	N/A $48,000 $48,000	N/A N/A $0	N/A N/A $0	N/A $48,000 $48,000
Total Compensation (1 persons)	2010 2011 2012	N/A $48,000 $48,000	N/A N/A $0	N/A N/A $0	N/A $48,000 $48,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of March 18, 2013:

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (2)
Verdad Telecom, Inc. (1) 1328 W. Balboa Blvd. Newport Beach, CA 92661	349,000	55.1%
Eric P. Stoppenhagen (1) 1328 W. Balboa Blvd. Suite C Newport Beach, CA 92661	349,000	55.1%
All Directors and Officers as a Group (1 individual)	349,000	55.1%

(1)	Eric Stoppenhagen has voting and investment control over the securities owned by Verdad Telecom, Inc. and therefore Eric Stoppenhagen may be deemed a beneficial owner of the 349,000 shares of common stock owned by Woodman.

(2)	Percentages are based on 633,770 common shares issued and outstanding as of March 18, 2013.

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

On September 18, 2012, the Company entered into a Secured Promissory Note (the “Secured Note”) and Security Agreement with Verdad Telecom, Inc. (“Verdad”), which is owned by its president Eric Stoppenhagen. Under the terms of the Secured Note, Verdad, agreed to consolidate $209,800 which consisted of an outstanding principal of $166,000 and unpaid interest of $43,800. This represented the total amount of notes outstanding as of September 14, 2012. All advances shall be paid on or before December 31, 2012 and interest shall accrue from the date of any advance on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of seven percent (7%) per annum, compounded annually. The Company’s obligations under the Secured Note will accelerate, upon written notice from Verdad, upon a bankruptcy event with respect to the Company, any default in the Company’s payment obligations or the Company’s breach of any provision of any material agreement between the Company and Verdad.

During the quarter ended December 31, 2012, the Company paid $126,901 of the Secured Note. The balance of principal of the Secured Note at December 31, 2012 is $82,899. The Secured Note is secured by all assets and rights of the Company. The total accrued interest as of December 31, 2012 is $4,185.

Item 14. Principal Accounting Fees and Services

Audit Fees

During the fiscal year ended December 31, 2012 and 2011, we paid to our current independent auditor, Anton and Chia, LLP (“Anton & Chia”), approximately $3,000 and $4,000 and zero, respectively for auditing services they performed throughout those years.

Tax Fees

During 2012, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During 2012, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The financial statements filed as part of this Annual Report on Form 10-K are listed on page 19.

All other schedules called for under regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b) Exhibits

Exhibit No.

Document Description

*3.1 Articles of Incorporation, Amendment, and By-Laws

*3.2 Articles of Incorporation

*3.3 By-Laws

***3.4 Certificate of Amendment to the Certificate of Incorporation.

10. Material Contracts previously filed

*10.1 Secured Promissory Note ($94,087 - Seal Commercial)

*10.2 Unsecured Promissory Note ($20,000 - De Castro)

*10.3 Unsecured Promissory Note ($15,000 - De Castro)

*10.4 Unsecured Promissory Note ($30,000 - De Castro)

*10.5 Unsecured Promissory Note ($8,000)

*10.6 Unsecured Promissory Note ($25,000)

*10.7 Joint Venture Agreement

*10.8 Employment Agreement (De Castro)

*10.9 Mutual Nondisclosure Agreement between Notos and Gamesa

*10.10 Joint Venture Agreement of December 12, 2008

*10.11 Unsecured Promissory Note ($43,000 - De Castro)

*10.12 Unsecured Promissory Note ($75,000 - De Castro)

*10.13 Agreement with Ajo Capital

**10.14 Consulting, Confidentiality and Proprietary Rights Agreement between Eric Stoppenhagen and Green Star Alternative Energy dated January 31, 2011.

**** Secured Promissory Note

**** Security Agreement

31.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*Incorporated herein by reference to the Company’s Form 10 filed January 25, 2010

**Incorporated herein by reference to the Company’s Form 8-k filed February 1, 2011

***Incorporated herein by reference to the Company’s Form 8-k filed November 8, 2012

**** Incorporated herein by reference to the Company’s Form 8-k filed September 18, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gold Hill Resources, Inc.

Date: March 18, 2013	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Chief Executive Officer and Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 18, 2013.

By:

/s/ ERIC STOPPENHAGEN

-----------------------------------------------------------

Name: Eric Stoppenhagen

Title: Chief Executive Officer

Chief Financial Officer

Principal Accounting Officer

President

Treasurer

Secretary and Sole Director