Form 10-Q
period 2013-03-31
Gold Hill Resources, Inc.
filed 2013-05-10
CIK 1462013

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

(775)-751-6931
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

On May 10, 2013, there were 1,435,354 shares of the issuer's common stock were outstanding.

1

Gold Hill Resources, Inc.

Part 1.  Financial Information

Gold Hill Resources, Inc.
(Formerly Green Star Alternative Energy, Inc.)
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash	$7,082	$239

TOTAL ASSETS	$7,082	$239

LIABILITIES and STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$138,451	$134,538
Loan from related party - director	65,249	87,084

Total current liabilities	203,700	221,622

Stockholders' deficit
Common stock, (Authorized, 200,000,000 shares, par value: $0.001, 1,435,354 and 633,770 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively) *	1,435	633
Additional paid-in capital	364,765	156,702
Subscription payable	—	129,123
Deficit accumulated during the development stage	(562,818)	(507,841)

Total stockholders' deficit	(196,618)	(221,383)

TOTAL LIABILITIES and STOCKHOLDERS' DEFICIT	$7,082	$239

The accompanying notes are an integral part of these condensed financial statements.

*The common shares outstanding are post reverse stock split of one share for every 100 shares of the Company’s Common stock which was effectuated on November 7, 2012. For further details, please see Note 5 to these financial statements.

Gold Hill Resources, Inc. (Formerly Green Star Alternative Energy, Inc.) (A Development Stage Company) Statements of Operations
			From March 2, 2001 (Inception) through
	Three Months Ended March 31,		March 31,
	2013	2012	2013

Revenues	$—	$—	$68,029

Operating expenses
Administrative expenses	53,712	13,500	591,233

Total operating expenses	53,712	13,500	591,233
Loss from operations	(53,712)	(13,500)	(523,204)

Other expense
Interest expense	(1,265)	(2,897)	(60,328)
Gain on forgiveness of debt	—	—	12,213
Gain on sale of equipment	—	—	8,501
Total other expense	(1,265)	(2,897)	(39,614)

Net loss	$(54,977)	$(16,397)	$(562,818)

Loss per share– basic and diluted	$(0.08)	$(0.03)

Weighted average number of common shares outstanding – basic and diluted *	705,022	633,770

The accompanying notes are an integral part of the condensed financial statements.

*The common shares outstanding are post reverse stock split of one share for every 100 shares of the Company’s Common stock which was effectuated on November 7, 2012. For further details, please see Note 5 to these financial statements.

Gold Hill Resources, Inc.
(Formerly Green Star Alternative Energy, Inc.) (A Development Stage Company)
Statements of Cash Flows

			From March 2, 2001
			(Inception) Through
	Three Months Ended March 31,		March 31,
	2013	2012	2013

Operating Activities
Net loss	$(54,977)	$(16,397)	$(562,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	—	—	3,120
Share issued for services	—	—	2,500
Cancellation of other loan payable	—	—	(94,063)
Changes in operating assets and liabilities:
Increase in accounts payable	3,913	13,500	155,377
Increase in interest payable	1,264	2,897	64,322
Net Cash used in Operating Activities	(49,800)	—	(431,562)

Investing Activities
Purchase of equipment	—	—	(98,307)
Proceeds from the sale of equipment	—	—	95,187
Net Cash Provided by (used in) Investing Activities	—	—	(3,120)

Financing Activities
Loan from related party	(23,099)	—	71,001
Additional paid-in capital from related party	—	—	10,335
Increase in other loan payable	—	—	94,063
Subscription payable	(129,123)	—	—
Cash received from issuance of stock	208,865	—	266,365
Net Cash Provided by Financing Activities	56,643	—	441,764

Net increase in cash	6,843	—	7,082
Cash at beginning of period	239	—	—
Cash at End of Period	$7,082	$—	$7,082

Cash Paid for Interest	$—	$—	$—

Cash Paid for Income Taxes	$—	$—	$—

The accompanying notes are an integral part of the condensed financial statements.

Gold Hill Resources, Inc.

(Formerly Green Star Alternative Energy, Inc.)

(A Development Stage Company)

Notes to Financial Statements

March 31, 2013

(UNAUDITED)

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

On October 15, 2012, and pursuant to the Certificate of Amendment of the Company’s Articles of Incorporation (the “Amendment”), as filed with the Secretary of State of the State of Nevada on November 7, 2012, the Company consummated a reverse stock split of all the outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an exchange ratio of one for one hundred (1:100) (the “Reverse Stock Split”) and changed the name of the Company from “Green Star Alternative Energy, Inc.” to “Gold Hill Resources, Inc.” (the “Corporate Name Change”). The Company’s principal business focus would be mining and mining technologies.

On April 15, 2013, we entered into a binding Letter of Intent (“LOI”) with Wayne Good and other existing stockholders, 100% of the outstanding capital stock of Accurate Locators, Inc. an Oregon corporation located in Gold Hill, Oregon and Imaging Locators, Inc. a Nevada corporation located in Pahrump, Nevada (collectively, the “Good Entities”), and various intellectual property and Micro Gold claim by Murphy Creek, Oregon owned by Wayne Good and the Good Entities (collectively “Good Holdings”) (the “Acquisition”).

At the closing of the Acquisition Agreement (the “Closing”), Gold Hill Resources will issue approximately 29,732,000 restricted shares of its common stock (the “Good Shares”) to the existing stockholders of Good Holdings prior to the Closing (collectively, the “Existing Stockholders”). The Good Shares issued to the Existing Stockholders will represent approximately 95% of the issued and outstanding shares of common stock of Gold Hill Resources on a fully diluted basis immediately following the Acquisition excluding any amounts of capital raised by Gold Hill Resources prior to Closing. In exchange for the Good Shares issued to the Existing Stockholders, the Existing Stockholders will transfer and/or contribute to Gold Hill Resources 100% of the outstanding capital stock of Good Holdings (the “Good Holdings Stock”).

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

Going Concern - Since inception, the Company and has a cumulative net loss of $562,818. Since inception, the Company has also been dependent upon the receipt of capital investment or other financing to fund its operations. The Company currently has no source of operating revenue, and has only limited working capital with which to pursue its business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for the Company to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Cash and Cash Equivalents - Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase. There is minimal cash and no cash equivalents as of March 31, 2013 and December 31, 2012.

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

Net Loss Per Share — The Company computes net loss per share in accordance with FASB ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Common equivalent shares related to stock options and warrants have been excluded from the computation of basic and diluted earnings per share, for the three months ended March 31, 2013 and 2012 because their effect is anti-dilutive.

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the financial statements..

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

During the quarter ended March 31, 2013, the Company paid $23,099 of the Secured Note and accrued additional interest of $1,264. The balance of principal of the Secured Note at March 31, 2013 is $59,800. The Secured Note is secured by all assets and rights of the Company. The total accrued interest as of March 31, 2013 is $5,449.

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

During the quarter ended December 31, 2012, we sold 516,600 shares of our common stock for $129,123 to various accredited investors.

During the quarter ended March 31, 2013, we sold 284,984 shares of our common stock for $79,742 to various accredited investors.

The stockholders' equity section of the Company contains the following class of capital stock as of March 31, 2013: Common stock, $ 0.001 par value: 200,000,000 authorized 1,435,354 shares issued and outstanding.

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES.  MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING,  BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS.  NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR GOLD HILL RESOURCES, INC., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, "RISK FACTORS" AND THE RISKS ASSOCIATED WITH A SMALL COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

As used herein, the term "the Company," "we,"  "us," and "our" refer to Gold Hill Resources, Inc., a Nevada corporation unless otherwise noted.

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

On October 15, 2012, and pursuant to the Certificate of Amendment of the Company’s Articles of Incorporation (the “Amendment”), as filed with the Secretary of State of the State of Nevada on November 7, 2012, the Company consummated a reverse stock split of all the outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an exchange ratio of one for one hundred (1:100) (the “Reverse Stock Split”) and changed the name of the Company from “Green Star Alternative Energy, Inc.” to “Gold Hill Resources, Inc.” (the “Corporate Name Change”). The Company’s principal business focus would be mining and mining technologies.

On April 15, 2013, we entered into a binding LOI with Wayne Good and other existing stockholders, 100% of the outstanding capital stock of Accurate Locators, Inc. an Oregon corporation located in Gold Hill, Oregon and Imaging Locators, Inc. a Nevada corporation located in Pahrump, Nevada and various intellectual property and Micro Gold claim by Murphy Creek, Oregon owned by Wayne Good and the Good Entities.

At the Closing, Gold Hill Resources will issue approximately 29,732,000 restricted shares of its common stock to the existing stockholders of Good Holdings prior to the Closing. The Good Shares issued to the Existing Stockholders will represent approximately 95% of the issued and outstanding shares of common stock of Gold Hill Resources on a fully diluted basis immediately following the Acquisition excluding any amounts of capital raised by Gold Hill Resources prior to Closing. In exchange for the Good Shares issued to the Existing Stockholders, the Existing Stockholders will transfer and/or contribute to Gold Hill Resources 100% of the outstanding capital stock of Good Holdings.

The Company has minimal operations at this time and is considered a development stage company.

Results of Operation

For the three months ended March 31, 2013 and 2012, the Company had no revenues from continuing operations. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.

For the three months ended March 31, 2013 and 2012, the Company had a net loss of $54,977 and $16,397, respectively. The change was due to increased cost of consultants related to pursuing mining interests.

Liquidity and Capital Resources

We are insolvent. As of March 31, 2013, we had cash of $7,082 and we had total current liabilities of $203,700. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of March 31, 2013. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a significant and continuing risk of defaulting on our obligations to our creditors with consequential legal and other costs that would severely and adversely impact our ability to continue our existence as a corporate enterprise.

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

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Operating Activities	$(49,800)	$—
Investing Activities	—	—
Financing Activities	56,643	—
Net Effect on Cash	$6,843	$—

During the quarter ended March 31, 2013, we sold 284,984 shares of our common stock for $79,742 to various accredited investors. We have yet to issue these shares.

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

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of their opinion in the Audit Report for the year ended December 31, 2012, and our unaudited financial statements for the quarter ended March 31, 2013 include a "going concern" footnote.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our President and Chief Financial Officer concluded as of March 31, 2013, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the third quarter ending March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Company's Operations

We are insolvent and we have zero dollars in Total Current Assets compared to $308,783 in Total Current Liabilities as of March 31, 2013.

We are insolvent. As of March 31, 2013, we had $7,082 cash (and no other current assets) and we had Total Current Liabilities of $203,700. The latter represents the total amount of debts and liabilities that we owed and which are due for payment within 12 months of March 31, 2013. Thus, we have almost no funds to pay our currently due debts and liabilities. Should one or more of our creditors seek or demand payment, we are not likely to have the resources to pay or satisfy any such claims. Thus, we clearly face a risk of bankruptcy or insolvency. In that event, our creditors would assert claims that would result in either the total liquidation of the Company or, failing that, that our creditors would acquire control of the Company and our existing stockholders would lose their entire investment.

We have incurred continued operating losses and we lack a history of operations upon which an investor can assess our business and plans.

We incurred $54,977 in net losses during the three months ending March 31, 2013 and $562,818 in cumulative net losses from inception to March 31, 2013. As a development-stage or "start-up" company we anticipate that we will likely incur significant additional losses in the future as well. We do not have any significant revenue-producing operations and we continue to incur costs and expenses for administrative costs, and other expenses. Further, because we are entering a new business, we lack a substantial operating history on which to base our anticipated expense and revenues. There is no assurance that we will be successful or that we will be profitable or achieve positive cash flow in the future.

Unqualified Auditor's Opinion with emphasis of a matter:  Substantial doubt as to the ability of our company to continue as a Going Concern.

Our independent public accountants issued an unqualified opinion on our financial statements for the year ended December 31, 2012 expressing substantial doubt of our ability to continue as a going concern.

Our Common Stock is Subordinate to Existing and Future Debt.

All of our Common Stock is and will remain subordinate to the claims of our existing and future creditors. As of March 31, 2013, we had $203,700 shown as Total Liabilities on our Balance Sheet. These existing claims together with likely additional debts, obligations, and other commitments that we give to others in the future, will be superior to any rights and interests of our stockholders.

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

Other factors that could cause such volatility may include, among other things:

-	announcements concerning our strategy,

-	litigation; and

-	general market conditions.

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

GREEN STAR ALTERNATIVE ENERGY, INC.

Date: May 10, 2013	BY: /s/ Eric Stoppenhagen Eric Stoppenhagen Chief Executive Officer

Date: May 10, 2013	BY: /s/ Eric Stoppenhagen Eric Stoppenhagen Chief Financial Officer, Principal Accounting Officer