Form 10-Q
period 2013-07-31
Gold Hill Resources, Inc.
filed 2013-09-13
CIK 1462013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Gold Hill Resources, Inc.
(Exact name of Registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0492010 (I.R.S. Employer Identification No.)

3960 Howard Hughes Pkwy #500, Las Vegas, NV 89169
(Address of principal executive offices - Zip Code)

(775)-751-6931
(Registrant's telephone number, including area code)

Registrant’s telephone number, including area code: (702)-990-3909

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [x] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 12, 2013
Common Stock, $.001 par value	31,505,954

PART I - FINANCIAL INFORMATION

ITEM I — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GOLD HILL RESOURCES, INC.
Condensed Consolidated Balance Sheets
	July 31,	October 31,
	2013	2012
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$83,232	$129,240
Inventories	236,190	249,316
TOTAL CURRENT ASSETS	319,422	378,556

Property and equipment, net	23,284	55,668

TOTAL ASSETS	$342,706	$434,224

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$177,275	$40,414
Due to related parties	97,971	30,657
Current portion of long-term debt	54,430	54,575
TOTAL CURRENT LIABILITIES	329,676	125,646

Long-term debt	204,043	247,628
TOTAL LIABILITIES	533,719	373,274

STOCKHOLDERS' EQUITY/(DEFICIT)

Common stock, $ 0.001 par, 200,000,000 shares authorized; 31,505,954 and 29,732,000 shares issued and outstanding, respectively 1	31,506	29,732
Additional paid in capital1	(146,558)	(21,732)
Retained earnings	(75,961)	52,950
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(191,013)	60,950

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$342,706	$434,224

[1]The October 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction.

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLD HILL RESOURCES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012

REVENUE	$186,146	$195,448	$618,629	$758,364

COST OF REVENUE	68,609	66,297	225,595	254,138

GROSS PROFIT	117,537	129,151	393,034	504,226

OPERATING EXPENSES
General & administrative	218,887	134,230	525,393	462,563
INCOME (LOSS) FROM OPERATIONS	(101,350)	(5,079)	(132,359)	41,663

Interest income / (expense) and other, net	12,366	(4,689)	3,448	(13,490)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	$(88,984)	$(9,768)	$(128,911)	$28,173

Income taxes	—	—	—	—

Net Income (Loss)	(88,984)	(9,768)	(128,911)	28,173

Income (loss) per share - basic & diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares – basic and diluted2	31,429,079	29,732,000	30,030,388	29,732,000

2The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOLD HILL RESOURCES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$(128,911)	$28,173
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization expense	32,935	31,112
Gain on sale of equipment	(22,800)	—
Changes in assets and liabilities:
Accounts receivable	—	(4,369)
Inventories	13,126	(15,908)
Accounts payable and accrued expenses	(36,758)	(4,792)
Net cash provided by (used in) operating activities	(142,408)	34,216

INVESTING ACTIVITIES:
Purchase of equipment	(550)	—
Proceeds from sale of equipment	22,800	—
Net cash provided by investing activities	22,250	—

FINANCING ACTIVITIES:
Payment of long-term debt	(43,730)	(38,859)
Due to related parties	2,065	(1,095)
Cash received in recapitalization transaction	13,315	—
Proceeds from sale of common stock	102,500	—
Net cash provided by (used in) financing activities	74,150	(39,954)

Net decrease in cash	(46,007)	(5,738)

CASH AT BEGINNING OF PERIOD	129,240	136,481

CASH AT END OF PERIOD	$83,232	$130,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$16,632	$14,672
Cash paid for taxes	$—	$—

3 Cash from operating, investing and financing activities is recorded net of recapitalization transaction, described in Note 1 to these condensed consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1.    BASIS OF PRESENTATION AND ORGANIZATION

Current Operations and Background — Gold Hill Resources, Inc. (the “Company”) is a Nevada corporation that was incorporated on March 2, 2001 and its wholly-owned subsidiaries Accurate Locators, Inc., an Oregon corporation, and Imaging Locators, Inc., a Nevada Corporation, were incorporated on October 20, 1997 and June 28, 2004, respectively. Prior to June 13, 2013, the completion date of the Merger, we were a public “shell” company with nominal assets.

On May 31, 2013, Gold Hill Resources, Inc. entered into an Agreement and Plan of Merger (“Merger Agreement”) with AL Merger Corporation, an Oregon corporation and wholly-owned subsidiary of Gold Hill (“MergerCo”), Accurate Locators and Wayne Good (“Good” and together with Accurate Locators, the “Good Parties”). The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on June 13, 2013.  At the Closing, (i) MergerCo was merged with and into Accurate Locators; (ii) Accurate Locators became our wholly-owned subsidiary; (iii) all of Accurate Locators’ shares prior to the Merger were exchanged for comparable securities of our company; and (iv) 95% of our shares were owned by Accurate Locators’ former shareholders.  At the Closing, we issued to Accurate Locators’ former shareholders, in exchange for the equity of Accurate Locators prior to the Merger, 29,732,000 shares of our common stock.  As a result of the Merger we are solely engaged in Accurate Locators’ business, Accurate Locators’ officers became our officers and our director remained as the only director.   The issuance of the shares of our common stock to Accurate Locator’s former stockholders is intended to be exempt from registration under Rule 506 promulgated under the Securities Act.

As a result of the Merger, we are solely engaged in Accurate Locators’ business. Gold Hill Resources, Inc. is engaged in the mining and mineral detection technology via our wholly owned subsidiary Accurate Locators, Inc. Utilizing our evolving technology in metal detection products, we plan to identify potential acquisition and partnership opportunities within the precious metals mining sector in addition to the core business of Accurate Locators manufacturing and distribution business of metal detection products and systems.

Accurate Locators, Inc. has been a metal detector manufacturer and distributor since 1992 for dealers, treasure hunters, gold prospectors and utilities companies world-wide. The Company provides industry standard metal detectors for treasure hunting, gold prospecting and locating under-ground cable, pipe and utilities. The Company’s products are used by many sectors of the US Government and many mining type operations including the likes of Westinghouse, Bureau of Land Management, Bechtel, Graybar, US Army, Navy and Marines.

Imaging Locators, Inc. has been operating as a metal detecting store with wide variety of instruments since 2004. The Company specializes in underground Surveyor Apparatus units, Ground Penetrating Radar (“GPR”), Pulse Induction Metal Detectors and Tunnel Locators.

We are engaged in several research and development projects; we are evolving our current ground penetrating radar, induced polarization, pulse induction and other metal detection systems. We filed our first provisional patent on our blanket antenna technology on November 12, 2012. We also plan to file several additional patents in the next twelve months; which will further enhance and protect our intellectual property portfolio and greatly improve on our detection systems capabilities, thus positioning the Company to capture greater market share in the geophysics sector.

Going Concern – The Company suffered losses from operations of $128,911 in the nine months ended July 31, 2013. As of July 31, 2013, the Company had negative working capital of $10,254 and an accumulated deficit of $75,961. In the period of nine months ended July 31, 2013, we have funded operations through accumulated earnings, borrowings from related parties, and proceeds from debt. We are in need of generating significant cash resources to achieve our future strategic plan. We anticipate that our existing cash on hand will not be sufficient to fund our business needs and unless additional financing is obtained, the Company may not be able to continue as a going concern. Our ability to continue our operations may prove to be more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection therewith.

The condensed consolidated financial statements were prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern.

Basis of Presentation – The condensed consolidated interim financial statements include the accounts of Gold Hill Resources, Inc. from the date of merger, Accurate Locators, Inc. and Imaging Locators, Inc. (collectively, the “Company”). Prior to the date of the Merger, Accurate Locators, Inc. and Imaging Locators, Inc. had been entities under common control.

All transactions and accounts between and among the Gold Hill Resources, Inc., Accurate Locators, Inc. and Imaging Locators, Inc. have been eliminated.

The condensed consolidated interim financial statements of the Company for the interim periods ended July 31, 2013 and 2012 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) as promulgated in the United States of America. Operating results for the three and nine months ended and as of July 31, 2012 and 2013 are not necessarily indicative of future results that may be expected for October 31, 2013, and/or any other period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates –

The preparation of the condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reverse Merger Accounting –

For accounting purposes, the Merger Agreement, described above, was treated as a reverse acquisition and recapitalization of Accurate Locators, Inc. and Imaging Locators, Inc. (accounting acquirer) because, prior to the transaction, the Company was a non-operating public shell and, subsequent to the transaction, the shareholders of Accurate owned approximately 95% of the outstanding common stock of the Company and exercised a significant influence over the company into a non-operating public shell with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization in accordance with US GAAP. The historical financial statements presented are the condensed consolidated financial statements of Accurate Locators, Inc. and Imaging Locators, Inc. The common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger. .

Income Taxes –

The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company performed a review of its material tax positions. During the period from November 1, 2012 through July 31, 2013 there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of July 31, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of July 31, 2013 the Company had no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. During the period from November 1, 2012 through July 31, 2013 and 2012, the Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of July 31, 2013, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and cash equivalents –

Cash includes all highly liquid instruments with original maturities of three months or less. The Company had no cash equivalents as of July 31, 2013 and October 31, 2012.

Fair Value of Financial Instruments –

The Company adopted ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

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

The Company had no such assets or liabilities recorded to be valued on the basis above at July 31, 2013 and October 31, 2012.

Property and Equipment -

Property and Equipment are stated at historical cost less accumulated depreciation and amortization. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets' estimated useful lives. The useful lives of the assets are as follows: machinery and equipment 5 years, office equipment 5 to 7 years, vehicles 5 years, and leasehold improvements use the shorter of the estimated useful life or the remaining term of the agreements, generally ranging from 3 to 15 years. Additions and improvements are capitalized while routine repairs and maintenance are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense.

Inventories –

Inventories are valued at the lower of cost or market. Cost is determined using a weighted-average method. The reserves for obsolescence are maintained based on historical trends and specific identification, and therefore require management to make assumptions and to apply judgment about a number of factors, such as market conditions, the selling environment, historical results and current inventory trends. There were no reserves for obsolete inventory as of July 31, 2013 and October 31, 2012.

Revenue Recognition –

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. This occurs when the detector devices are shipped to customers or dealers and distributors.

Net Income (Loss) Per Share –

In accordance with ASC 260-10, “Earnings per Share”, basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. The Company currently has no dilutive securities and as such, basic and diluted net income or loss per share are the same for the period presented.

Recent Adopted Accounting Pronouncements –

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The adoption of this update did not have a material impact on the consolidated financial statements.

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following:

	July 31,	October 31,
	2013	2012
	(Unaudited)
Machinery	$23,291	$27,121
Vehicles	223,191	243,192
Office equipment	31,050	30,500
Leasehold improvements	3,400	4,247
Land	5,500	5,500
	286,432	310,560
Less accumulated depreciation	(263,148)	(254,892)
Total	$23,284	$55,668

For the nine months ended July 31, 2013 and 2012, depreciation expense was $32,934 and $31,112, respectively. The Company recorded a gain on sale of vehicle and equipment of $22,800 during nine months ended July 31, 2013.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of July 31, 2013 and October 31, 2012:

	July 31, 2013	October 31, 2012
	(Unaudited)
Accounts payable	$130,812	$8,425
Credit card balances payable	37,538	22,539
Other	8,925	9,450
Total	$177,275	$40,414

NOTE 5 - RELATED PARTIES

As of July 31, 2013 and October 31, 2012, the Company owed $97,972 and $30,657, respectively, to its shareholders. Such advances carried no interest, were unsecured, and due on demand. In addition, such balance as of July 31, 2013, included a balance of note payable of $59,800 to one of the directors at 7% interest per annum. The amount of the accrued interest on the note as of July 31, 2013 was $6,848.

The Company leases its facilities from the shareholder on a year to year basis. The total rent expense for the three and nine months ended July 31, 2013 and 2012 was $7,500 and $20,700 and $7,500 and $20,700, respectively.

NOTE 6 – LONG-TERM DEBT

The Company’s debt as of July 31, 2013 and October 31, 2012 is summarized below:

	July 31, 2013	October 31, 2012
	(Unaudited)
Secured
Fixed credit facility	$34,808	$52,521
Revolving credit facilities	—	115,480
Term financings	123,317	134,202
Converted to fixed credit facility from revolving facility	100,348	—

Total Secured Debt	258,473	302,203

Less: current portion of long-term debt	(54,430)	(54,575)
Total debt, long-term portion	$204,043	$247,628

The revolving, fixed and converted from revolving credit facilities were secured by inventory, accounts receivable and equipment as of July 31, 2013 and October 31, 2012. The term loans were secured by vehicles.

Our revolving credit facility of $115,480 was converted to a fixed credit facility on November 7, 2012 with an extended maturity date due on November 1, 2017.

Our fixed credit facility has a maturity date due on November 1, 2014 with an annual interest rate of 7%.

Our term financings have maturity dates due from February 2014 to March 2028 with annual interest rates ranging from 5.9% to 6.25%.

As of July 31, 2013 and October 31, 2012 we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios.

The aggregate maturity of long-term debt outstanding as of July 31, 2013 is as follows:

2014	$54,430
2015	36,623
2016	29,908
2017	31,752
2018 and after	105,760
$258,473

NOTE 7 – STOCK ISSUANCES

As a result of a reverse acquisition on June 13, 2013 the Good Parties’ received 29,732,000 shares of the Company’s common stock. Such shares were accounted as part of recapitalization shares. Previous shareholders, of the Company held 1,568,954 shares of the Company’s common stock.

From June 13, 2013 to July 31, 2013, the Company issued 205,000 shares of common stock with aggregate consideration received of $102,500.

As of July 31, 2013 and October 31, 2012 the Company had 31,505,954 and 29,732,000 shares issued and outstanding.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

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

As used herein, the term "the Company," “Gold Hill,” "we,"  "us," and "our" refer to Gold Hill Resources, Inc., a Nevada corporation unless otherwise noted.

Overview

On May 31, 2013, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with AL Merger Corporation, an Oregon corporation and wholly-owned subsidiary of the Company (“MergerCo”), Accurate Locators and Wayne Good (“Good” and together with Accurate Locators, the “Good Parties”). The closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Merger”) occurred on June 13, 2013.  At the Closing, (i) MergerCo was merged with and into Accurate Locators; (ii) Accurate Locators became our wholly-owned subsidiary; (iii) all of Accurate Locators’ shares prior to the Merger were exchanged for comparable securities of our company; and (iv) 95% of our shares were owned by Accurate Locators’ former shareholders.  At the Closing, we issued to Accurate Locators’ former shareholders, in exchange for the equity of Accurate Locators prior to the Merger, 29,732,000 shares of our common stock.  As a result of the Merger we are solely engaged in Accurate Locators’ business, Accurate Locators’ officers became our officers and our director remained as the only director.   The issuance of the shares of our common stock to Accurate Locator’s former stockholders is intended to be exempt from registration under Rule 506 promulgated under the Securities Act.

On May 31, 2013, we also entered into an Assignment and License Agreement with Good pursuant to which Good will, as of the effective time of the Merger, contribute certain intellectual property and related rights which are currently owned by him to Gold Hill, license to Gold Hill, and assign to Gold Hill. Good contributed all shares of the capital stock of Imaging Locators. Additionally, Good transferred Micro Gold Claims by Murphy Creek, Oregon and GHR Claims by Pahrump, Nevada (“Claims”) to Gold Hill. These transactions were completed at the Closing. The certain intellectual property and related rights consists of trade secrets relating to ground penetrating radar and patent application related to blanket antenna technology.

We are presently authorized under our certificate of incorporation, as amended to date, to issue 200,000,000 shares of common stock.  As of the Closing, we had 31,300,954 shares of common stock issued and outstanding, of which 29,732,000 shares were owned by Accurate Locators’ former shareholders, representing approximately 95% of the outstanding shares of our common stock immediately following the Merger, and 1,568,954 shares were owned by our existing stockholders, representing approximately 5% of the outstanding shares of our common stock.

Gold Hill Resources, Inc. is engaged in the mining and mineral detection technology via our wholly owned subsidiary Accurate Locators, Inc. Utilizing our evolving technology in metal detection products, we plan to identify potential acquisition and partnership opportunities within the precious metals mining sector.

Accurate Locators is a leading all-purpose metal detector manufacturer and distributor. Accurate Locators has been in business since 1992 providing several industry benchmark metal detectors for treasure hunting, gold and royal metal prospecting, forensic and military applications and also for locating under-ground utilities. The products have been used by mining operators, treasure hunters and various sectors of the US Government, including the military branches. Our client list includes the following: Westinghouse, Bureau of Land Management, Bechtel, Graybar, General Services Administration (GSA) and U.S. Army, Navy and Marines.

We are engaged in several research and development projects; we are evolving our current ground penetrating radar, induced polarization, pulse induction and other metal detection systems. We filed our first provisional patent on our blanket antenna technology on November 12, 2012. We also plan to file several additional patents in the next twelve months; which will further enhance and protect our intellectual property portfolio and greatly improve on our detection systems capabilities, thus positioning the Company to capture greater market share in the geophysics sector.

The Merger was accounted for as a reverse merger (recapitalization) with Accurate Locators deemed to be the accounting acquirer, and our company deemed to be the legal acquirer.  Accordingly, the following represents a discussion of the operations of our wholly-owned subsidiary, Accurate Locators, Inc. for the periods presented.

Results of Operations

For the Three Months Ended July 31, 2013 and 2012

Revenue

Our revenues were $186,146 and $195,448 for the three months ended July 31, 2013 and 2012, respectively, a decrease of $9,302. The decrease is primarily due to increase in our prices and reduced advertising. Our ability to increase our revenues requires us to expend a significant amount of money on research and development. To the extent that we are unable to raise additional funds or unsuccessful with our research and development activities, there will be a material impact on the growth of our revenues as we will be unable to come out with new products.

Cost of Revenue and Gross Profits

Our gross profit was $117,537 and $129,151 for the three months ended July 31, 2013 and 2012, respectively, a decrease of $11,614.  The deterioration of our gross profit margin was partially attributable to the increased costs of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $218,887 and $134,230 for the three months ended July 31, 2013 and 2012, respectively, an increase of $84,657.  The increase is primarily due to increase in legal and professional expenses incurred in the third quarter of 2013 in connection with the Merger transaction.

Net Interest and Other Income and Expense

Net Interest and other income and expense was $7,634 and ($4,689) for the three months ended July 31, 2013 and 2012, respectively. The increase of 17,055 was primarily the result of a gain recorded on the sale of fixed assets in 2013.

For the Nine Months Ended July 31, 2013 and 2012

Revenue

Our revenues were $618,629 and $758,364 for the nine months ended July 31, 2013 and 2012, respectively, a decrease of $139,735.  The decrease is primarily due to increase in our prices and reduced advertising. Our ability to increase our revenues requires us to expend a significant amount of money on research and development. To the extent that we are unable to raise additional funds or unsuccessful with our research and development activities, there will be a material impact on the growth of our revenues as we will be unable to come out with new products.

Cost of Revenue and Gross Profits

Our gross profit was $393,034 and $504,226 for the nine months ended July 31, 2013 and 2012, respectively, a decrease of $111,192.  The decline in our gross profit margin was partially attributable to the increased costs of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $525,393 and $462,563 for the nine months ended July 31, 2013 and 2012, respectively, an increase of $62,830.  The decrease is primarily due to increase in professional and legal expenses attributed to the Merger transaction consummated in the third quarter of 2013.

Net Interest and Other Income and Expense

Net Interest and other income and expense was $3,448 and ($13,490) for the nine months ended July 31, 2013 and 2012, respectively. The increase was the result of gain recorded on sale of equipment in 2013.

Liquidity and Capital Resources

Net cash used by operating activities was $142,408 for the nine months ended July 31, 2013 and net cash provided by operating activities was $34,216 for the nine months ended July 31, 2013 and 2012, respectively.  The decrease in the amount of cash provided by operating activities was largely due to the incurred net loss in 2013.

Net cash provided by investing activities was $22,250 and $0 for the nine months ended July 31, 2013 and 2012, respectively and was attributed primarily to cash received from sale of the vehicle and equipment.

Net cash used in financing activities was $74,150 and net cash used in financing activities was $39,954 in the nine months ended July 31, 2013 and 2012, respectively. Increase in cash provided by financing activities related to proceeds of $102,500 from issuances of common stock and $13,315 cash received in a recapitalization transaction related to the Merger, which offset paying down long-term debt in 2013 vs. only debt repayment in 2012.

Going Concern

The total debt of the Company at July 31, 2013 was $258,473. To the extent our business erodes and/or and we are unable to receive additional financing we would be unable to meet the terms of this debt and we would have difficulty continuing as a going concern. The revolving fixed and converted from revolving credit facilities were secured by inventory, accounts receivable and equipment as of July 31, 2013 and October 31, 2012. The term loans were secured by vehicles. Our revolving credit facility of $115,480 was converted to a fixed credit facility on November 7, 2012 with an extended maturity date due on November 1, 2017. Our fixed credit facility has a maturity date due on November 1, 2014 with an annual interest rate of 7%. Our term financings have maturity dates due from February 2014 to March 2028 with annual interest rates ranging from 5.9% to 6.25%. As of June 31, 2013, we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios. Currently, we cannot borrow any more under these credit facilities. There are no covenants that restrict additional borrowing from other sources. There are no financial covenants under our debt agreements.

The Company suffered losses from operations of $128,911 in the nine months ended July 31, 2013. Our accumulated deficit was $75,961 as of July 31, 2013. In the period of nine months ended July 31, 2013 and 2012, we have funded operations through accumulated earnings, borrowings from related parties, and proceeds from debt. We are in need of generating significant cash resources to achieve our future strategic plan. Currently for our operations, we are expending approximately $25,000 more per month then we are making.  Even with the proceeds we raised, we anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs for more than 3 months and we are currently seeking additional financing. Our ability to continue our operations may prove to be more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection therewith. To successfully execute our business plan, we would need an additional $1 million.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 3.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our President and Chief Financial Officer concluded as of July 31, 2013, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of July 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the third quarter ending July 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

We are not a party to any current or pending legal proceedings that we believe would have a material adverse effect upon our business, results of operations, or financial condition, and we are not aware of any threatened or contemplated proceeding by any governmental authority against us. To our knowledge, we are not a party to any threatened civil or criminal action or investigation.

ITEM 1A. – RISK FACTORS

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K is not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

ITEM 2.	- UNREGISTERED SALES OF EQUITY SECURITIES

From November 1, 2012 to June 30, 2013, the Company issued 747,184 shares of common stock with aggregate consideration received of $228,665.

From June 13, 2013 to July 31, 2013, the Company issued 205,000 shares of common stock with aggregate consideration received of $102,500.

In connection with the above stock sales, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). We had or one of our affiliates had a prior business relationship with each of the purchasers, and no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

ITEM 3.	- DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	- OTHER INFORMATION

None

ITEM 6.

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14 and 15d-14 as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Gold Hill Resources, Inc.

Date: September 12, 2013	BY: /s/ Wayne Good Wayne Good Chief Executive Officer

Date: September 12, 2013	BY: /s/ Eric Stoppenhagen Eric Stoppenhagen Chief Financial Officer, Principal Accounting Officer