Form 10-Q/A
period 2013-07-31
Gold Hill Resources, Inc.
filed 2014-01-03
CIK 1462013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10Q/A

Amendment No. 1

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

EXPLANATORY PARAGRAPH

On September 13, 2013, Gold Hill Resources, Inc. filed its Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 (the “Original Report”) with the Securities and Exchange Commission. The sole purpose of this Amendment No. 1 is to appropriately indicate that the registrant has submitted electronically and posted on its corporate website every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  This Amendment No.1 also contains currently dated certifications as Exhibits 31.1, Exhibits 31.2 and 32 hereof. This Amendment No. 1 does not reflect facts or events that may have occurred subsequent to the filing date of the Original Report, and does not modify or update in any way any other disclosures made in the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing date of the Original Report.

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

Gold Hill Resources, Inc.

Date: January 3, 2014	BY: /s/ Wayne Good Wayne Good Chief Executive Officer

Date: January 3, 2014	BY: /s/ Eric Stoppenhagen Eric Stoppenhagen Chief Financial Officer, Principal Accounting Officer