Form 10-K
period 2013-10-31
Gold Hill Resources, Inc.
filed 2014-01-29
CIK 1462013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes[ ] No [x]

As of April 30, 2013 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $2,052,556.

As of January 29, 2014, 18,285,954 shares of the common stock of the registrant were outstanding.

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

Item 1. Business

General

Gold Hill Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on March 2, 2001. Prior to June 13, 2013, the completion date of the Merger, we were a public “shell” company with nominal assets.  On June 4, 2013, the Company completed a private placement offering to certain institutional and accredited investors (“Investors”) pursuant to which the Company sold an aggregate of 950,200 shares of the Company’s common stock resulting in gross proceeds of $283,173 to the Company. The Company intends to use proceeds of the offering for working capital and to develop its element detecting technologies. The Company has no material relationship with any of the accredited investors participating in the private placement offering other than in respect of the Subscription Agreements.

As a result of the Merger, we are solely engaged in Accurate Locators’ business.  With respect to this discussion, the terms “we,” “us,” “our” and “our company” refer to Gold Hill Resources, Inc., a Nevada corporation and its wholly-owned subsidiaries Accurate Locators, Inc., an Oregon corporation incorporated on October 20, 1997 and Imaging Locators, Inc., a Nevada corporation incorporated on June 28, 2004.

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

Accurate Locators is a leading all-purpose manufacturer of high end metal detector and a value added reseller of lower end metal detectors from Fischer, Garrett, Minelab and Whites. Accurate Locators has been providing several industry benchmark metal detectors for treasure hunting, gold and royal metal prospecting, forensic and military applications and also for locating under-ground utilities. The products have been used by mining operators, treasure hunters and various sectors of the US Government, including the military branches. Our client list includes the following: Westinghouse, Bureau of Land Management, Bechtel, Graybar, General Services Administration (GSA) and U.S. Army, Navy and Marines. We are not dependent on one or a few major customers. Additionally, we do not have any contracts or agreement with any parties noted in the client list.

High-end assemblies are completed at Accurate Locators offices and warehouse located at 1383 2nd Avenue, Gold Hill OR 97525. These high-end assemblies are systems and detectors owned and developed exclusively by Accurate Locators. We also sell low-end hand-held detectors (hobbyists) which are manufactured by other metal detection companies, such as Whites, Garrett, Bounty Hunter and Tesoro. We are a value added reseller of these low-end units.

We outsource our product development using several key engineering partners with regards to the software coding and product development. Their work and finished components are manufactured by these engineering partners and then shipped to our facilities for final assembly. These components are outsourced and made by our partners exclusively for Accurate Locators in order to assemble our OEM products.

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

(b) Business of Issuer

Our Company manufactures various unique detection instruments that are used by mining operations, treasure hunters, and various sectors of the US government. These instruments include a recently released patent pending polyurethane blanket coil that is used with our Pulse Induction (“PI”) for subsurface metal detection. Our blanket antenna technology is unique because it enables the operator to detect precious metals and other target objects while traveling up to five miles per hour on land or water, covering greater territory in shorter time.

We plan to integrate the blanket coil device as a value-add accessory with other manufactures of metal detector products available in the market today. We have received numerous customer requests regarding adapting our blanket coil to their current metal detection system. Our plan is to work directly with other manufacturers to adapt our blanket coil to their metal detectors. The blanket coil is currently available in several different sizes, ranging from our smallest 18-inch blanket to our largest 6-foot wide blanket.

We also manufacture a series of other metal detection devices that we market and sell globally both on a retail and wholesale distribution basis. These devices or systems include PI, which transmits a pulse that causes an eddy current signaling a change. It provides back both an audio and visual response which indicates there is a high degree of probability that there is metal, or some other object in the subject ground.

We are currently developing a metal detector which is a ground resistance machine that measures resistance through an ohms meter called Accumeter. The Accumeter sends a carrier wave through an array of ground steel copper-coated rods. It reads between two ground rods at a time, showing the ohms of resistance. When you have a conductive environment, the ohm reader shows less resistance, which provides a good indication that metals are present in the ground being surveyed. If the resistance reads high on the ohm meter that indicates the high probability of the presence of a tunnel/cave or void in the ground area.

We also offer our own line of Advanced 3-D Imaging systems. These instruments enable a user to survey underground deposits and voids. They come equipped with customized designed software and include our own manufactured sensors. The principal upon which these devices work are similar to a magnetometer. A user is able to save a scan of the area of interest in the laptop device, which they can transfer or print from a computer for further evaluation or presentation purposes. There are many built-in features in the software that allows the user to bring out target areas of interest for more complete evaluation of the anomaly being surveyed underground.

Our Company’s research and development team is currently developing several geophysical detection technologies. Our products will potentially include the following: element specific Ground Penetrating Radar (“GPR”), and Induced Polarization, which can be integrated into our Advanced 3-D Imaging software. Our technology takes advantage of "real time" imaging analysis. In addition, we are in development stage of our own GPR instrument that can detect an object of interest on the first pass by a unique algorithm and patented hardware that uses diverse frequencies with extremely hi-resolution visual imaging technology.

Our Technology

Our Company is developing technology that will enable the mining, treasure hunting, forensic, and underground utility sectors to locate a specific metal, mineral or object buried underground by combining several evolving and enhanced technologies into one system. Our advanced imaging systems were initially developed by top research labs and institutes of higher learning. Our research and development team is currently developing and improving the above technology in order to bring new ground breaking products to markets.

We are currently working on technology related to Ground Penetrating Radar (GPR), Advanced Geophysical Receiver (AGR), Induced Polarization (IP), Advanced 3D Imaging, magnetometer and Pulse Induction (PI) for future products. These synergistic technologies provide dual and triple verification for validation purposes in underground metal detection. We have currently started production of our new motherboards. We expect our new GPR, AGR, IP and PI products will be finalized and available in the first half of 2014.

Our detailed research indicates the industry as a whole is due for a major upgrade in geophysical detection equipment. More specific is the growing demand for systems that can detect element specific minerals and metals underground before digging. To increase sensitivity and precision accuracy of our equipment, we have contracted the services of Robert Decesari a seasoned Sr. Radio Frequency Engineer and Senior Naval Officer. Robert is a Professional Engineer, with over 30 years’ experience and an expert in direction finding receivers used both on water and sub-surface detection. Recently retired from the Navy, he was the Commander of RF communications for Naval, Central Command and all our ships and submarines globally.

Gold Hill Resources is an eco-friendly technology Company that seeks to provide equipment for underground pinpoint detection of precious metals, underground utilities, various underground treasures as well as locating underground caves and caverns. Our Company will assist mining companies and treasure hunters in locating potential rich ore deposits or valuable and ancient treasures underground. A specific goal is to provide new cutting edge technology that will help mining companies reduce their huge capital expenditures that are incurred during early stage mining exploration and subsequent mining operations. In addition, we look to reduce the environmental impact, thus reducing the ecological footprint.

Mining Properties

Micro Gold Mine is a claimed mine located in Jackson County, Oregon on a 20-acre parcel of land. This property is currently claimed by Wayne Good and is part consideration of the purchase and roll-up of Accurate Locators as a wholly owned subsidiary of Gold Hill Resources. This property is without known reserves. The is a load claim, unpatented and on federal land filed in Jackson County, Oregon ORME 169066. This is a one year claim and extends based upon assessment work and payments which has been completed for 2013. The claim has road access and with no power or water that can be utilized on the property. To date we have conducted electronic prospecting. Currently, there is no infrastructure on the site. Currently, there are no proposed future plans.

The Company also owns a claim adjacent to the Johnny Mine in Pahrump, Nevada on a 20acre- parcel of land which is assessable by road. The claim includes an underground shaft located in the same gold vein as the Johnny Mine extension. The claim has been extensively surveyed by Wayne Good. He has demonstrated his ground radar metal detection technology on the property to hundreds of prospective customers over the past twenty years. This property is without known reserves and is unimproved. Currently, there are no proposed future plans.

Mr. Good acquired the claims through the Bureau of Land Management. The claim numbers and annual fees associated with these mineral claims are as follows:

Claim Claim Number Annual Fee

Microgold ORMC #169066 $174.00

Gold Hill Resources Inc. ORMC #170906 $174.00

GHR1 NMC #1079539 $174.00

Each claim requires approximately $100 in assessment work completed annually to maintain the claim.

Our mining properties are not currently incorporated into our current business plan and does not impact our manufacturing of mineral detection products.

Business Plan

Gold Hill Resources, is a geophysical technology company looking to fulfill a technology void that the mining and resource sectors and the construction and underground utilities and all military applications in addition to all historical sites, hidden treasures (underground and under water) and artifacts. We intend to patent and bring to market new and updated devices that we believe will provide a new benchmark technology for detecting precious metals such as gold silver, platinum, palladium and copper, buried treasures at higher resolutions and far greater accuracy than which are currently being offered in the industry today.

Our products and systems are sold here in the US and globally as well. We work with a number of international distributors and receive significant international viewing of our Accurate Locators website. We do not have contracts in place with our international dealers. There are no guarantees of exclusivity nor are there any terms or conditions for maintaining a dealership other than, they are expressly forbidden from selling or reselling any items that are knowingly bound for an embargoed country. We recently completed a major overhaul to our website and plan to allocate significant time and resources to improving our website and increasing the search engine optimization initiatives of the business. Because our products and systems can be used in thousands of locals across the globe it is important that we garner top search engine page rankings, so that customers can find the products and systems we offer for sale.

The demographics of our customer base ranges from individual treasure hunters, mining operations to governmental agencies including local city, State and Federal governmental agencies. We have a significant base of customers that enjoy the hobby of treasure hunting or hunting for precious metals. There have been significant finds of buried treasures and gold and silver using our metal detection technologies over the past twenty years. For the more advanced mining operations that are tasked with the requirement and need for better and more accurate detection systems, we have demonstrated our ability to deliver. Our new systems currently under development will pinpoint with a higher degree of accuracy in real-time where the potential metals are located on their mining properties. Our prime objective is to develop new products and systems which will help reduce the cap expenditures and provide more cost efficient means and methods to help evaluate potential mining projects and pinpoint the general area where the reserves will most likely be located on the mining property. The ability to better pinpoint potential reserves and provide element specific detection is a keen area of focus of the Company.

Gold Hill expects to introduce four or five new ground detection devices that take advantage of subterranean exploration and examination without costly digging underground. In November 2012, we filed a new patent on our polyurethane blanket antenna metal detection product and we anticipate filing a series of new patents regarding underground and below water metal detection products, over the next 12 months.

We believe our products will have a significant impact on reducing needless digging for metals, other precious minerals and underground objects on a search and find basis. This will result on a large positive impact on complying with governmental and environmental rules to obtain operating permits to begin mining operations.

We recently began rolling out our Advanced Geophysical Receiver (“AGR”) product line. The 301 Prospector is the first product of its kind being sold. This product is used for short-range detection of precious metals and minerals from a distance. We plan to modify the technology in order to assemble the device on to a drone.

We plan to increase our revenues from both the sales of our detection systems and related service warranty contracts to companies that purchase our products and systems. We believe that the potential market place for benchmark detection systems like those we will introduce to the market, could well exceed $1 billion dollars in annual sales, addressing: mining, treasure hunting, underground utility locating, forensic, and potential military needs and applications.

Competition

In the United States, there are numerous distributors of underground detection systems and products. There are approximately seventeen companies who manufacture and sell geophysics equipment globally. The treasurer hunter market for metal detectors is dominated by inexpensive and inferior equipment; which requires the user to pass over the same spot both vertically and then horizontally several times. This makes real time detection of precious metals nearly impossible these companies offer treasure seeker equipment, which has limited reliability and less than optimal performance. The majority of these companies offer equipment.

However, with the recent increase in precious metal prices coupled with the growing popularity of gold mining and exploration Cable/TV shows there has been a huge spike of resurgence in gold seeking and treasure hunting. The new breed of treasure seekers are not price adverse in purchasing more expensive equipment and are therefore more likely to evaluate the line of products available in the market.

There are approximately eight low to mid-range metal detector manufactures in the sector worldwide. The three largest manufacturers and distributors of low end units are Garrett, Mine Lab and White. The value add resellers (VAR) distribute their brands, however very few of these distributors are original equipment manufacturer of the products which they sell. We currently do not manufacture low end metal detectors. We distribute products from these companies.

A large number of distributors in our industry are mom and pop operations which are drop shipping from the manufacturer and other wholesale suppliers. These small operators lack the product knowledge and customer support due to lack of resources. On the other hand, there are few large well respected distributors that have gained considerable market share due to advertising and pricing. The list of some of the distributors are as follows: Kelley Co, Arizona Outback, D & K Detector Sales and Falcon Metal Detectors. We are able to compete in this market due to our longevity in the marketplace and large customer data base. The products that we manufacture are higher end products for special use cases. These products have a larger margin and less competition due to their complexity. We do face challenges from our competitors as many of them have greater resources.

Government Regulation

Currently, our operating business Accurate Locators does not require State or Federal regulatory oversight. We do anticipate having to deal with the Bureau of Land Management, SAMRA, EPA and the County Water Districts and Mining Safety and Health Administration and Office of Surface Mining and Reclamation and Enforcement and the Clean Water Act to the extent we commence mining operations. For our ground penetrating radars (“GPR”), we are required to get FCC approval. We have been granted FCC ID VNU-2GHZANT for our Zond 2GHz antenna. We do not believe that the costs of effects associated with federal, state, or local laws are significant.

Principal Executive Offices

Our principal executive offices are located at 3751 Seneca Ave., Pahrump, NV 89048. We also lease approximately 5,500 square feet of office space and storage facilities at 1383 2nd St Gold Hill, Oregon 97525 and 850 square feet of office space at 3751 Seneca Ave., Pahrump, NV 89048 from our Wayne Good, CEO. We pay approximately $2,500 and $800 per month.  Our corporate telephone number is (775)-751-6931.

Employees

As of January 29, 2014, we have 12 full-time employees and no part-time employees.  Since inception, we have never had a work stoppage, and our employee is not represented by a labor union.  We consider our relationship with our employee to be positive.

Legal Proceedings

We are not currently party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 1A. Risk Factors

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND ALL OTHER INFORMATION CONTAINED IN THIS REPORT BEFORE PURCHASING SHARES OF OUR COMMON STOCK.  INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK.  IF ANY OF THE FOLLOWING EVENTS OR OUTCOMES ACTUALLY OCCURS, OUR BUSINESS OPERATING RESULTS AND FINANCIAL CONDITION WOULD LIKELY SUFFER. AS A RESULT, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF THE MONEY YOU PAID TO PURCHASE OUR COMMON STOCK.

Risks Relating to Our Business

We will continue to need additional financing to carry out our business plan.   We estimate that tour current cash can fund our planned activities for up to three months. We will need to raise significant additional funding to continue our business Such financings could include equity financing, which may be dilutive to stockholders, or debt financing, which would likely restrict our ability to borrow from other sources.  In addition, such securities may contain rights, preferences or privileges senior to those of the rights of our current stockholders.  We do not have any commitments for additional financing.  There can be no assurance that additional funds will be available on terms attractive to us, or at all.  If adequate funds are not available, we may be required to curtail our development of new products and/or otherwise materially curtail or reduce our operations.  Alternatively, we may be forced to sell or dispose of our right or assets.  Any inability to raise adequate funds on commercially viable terms could have a material adverse effect on our business, results of operation and financial condition.

We have a history of operating losses and there can be no assurance that we can achieve or maintain profitability.  We have a history of operating losses and may not achieve or sustain profitability.  We cannot guarantee that we will become profitable.  Even if we achieve profitability, given the competitive and evolving nature of the industry in which we operate, we may not be able to sustain or increase profitability and our failure to do so would adversely affect our business, including our ability to raise additional funds.

  We may not be able to effectively manage our growth.  Our strategy envisions growing our business.  We plan to expand our technology, sales, administrative and marketing organizations.  Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems.  As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources.  We also will need to hire, train, supervise and manage new employees.  These processes are time consuming and expensive, will increase management responsibilities and will divert management attention.  We cannot assure you that we will be able to:

-	expand our systems effectively or efficiently or in a timely manner;

-	allocate our human resources optimally;

-	meet our capital needs;

-	identify and hire qualified employees or retain valued employees; or

-	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

Mining operations are hazardous, raise environmental concerns and raise insurance risks. Mining operations are by their nature subject to a variety of risks, such as cave-ins and other accidents, flooding, environmental hazards, the discharge of toxic chemicals and other hazards. Such occurrences may delay development or production, increase production costs or result in a liability. We may not be able to insure fully or at all against such risks, due to political or other reasons, or we may decide not to take out insurance against such risks as a result of high premiums or other reasons. We intend to conduct our business in a way that safeguards public health and the environment and in compliance with applicable laws and regulations. Environmental hazards may exist on properties in which we hold an interest which are unknown to us and may have been caused by prior owners. Changes to mining laws and regulations could require additional capital expenditures and increase operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain mining operations uneconomic.

Our estimates of resources are subject to uncertainty. Estimates of resources are subject to considerable uncertainty. Such estimates are arrived at using standard acceptable geological techniques, and are based on the interpretations of geological data obtained from drill holes and other sampling techniques. Engineers use feasibility studies to derive estimates of cash operating costs based on anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore bodies, expected recovery rates of metal from ore, comparable facility and operating costs and other factors. Actual cash operating costs and economic returns on projects may differ significantly from the original estimates, primarily due to fluctuations in the current prices of metal commodities extracted from the deposits, changes in fuel costs, labor rates, changes in permit requirements, and unforeseen variations in the characteristics of the ore body. Due to the presence of these factors, there is no assurance that any geological reports will accurately reflect actual quantities of gold, silver or other metals that can be economically processed and mined by us.

If we are unable to obtain all of our required governmental permits, our operations could be negatively impacted. Our future operations, including exploration and development activities, required permits from various governmental authorities. Such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to acquire all required licenses or permits or to maintain continued operations at our properties.

We are subject to numerous environmental and other regulatory requirements. All phases of mining and exploration operations are subject to governmental regulation including environmental regulation. Environmental legislation is becoming stricter, with increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and heightened responsibility for companies and their officers, directors and employees. There can be no assurance that possible future changes in environmental regulation will not adversely affect our operations. As well, environmental hazards may exist on a property in which we may hold an interest that was  caused by previous or existing owners or operators of the properties and of which the Company is not aware at present.

Competitors have more resources. The Company competes with other corporations that may have greater resources. Such corporations could outbid the Company for potential projects or produce minerals at lower costs which would have a negative effect on the Company's operations.

Adverse effect of fluctuating prices of precious metals. The marketability of minerals, especially the price of gold and silver are affected by numerous factors beyond the control of the entity involved in their mining and processing. These factors include market fluctuations, government regulations relating to prices, taxes, royalties, allowable production, import, exports and supply and demand. One or more of these risk elements could have an impact on costs of an operation and if significant enough, reduce the profitability of the operation and threaten its continuation.

Viability of mining operation is price sensitive. The potential for profitability of our gold and silver mining operations and the value of our mining properties are directly related to the market price of gold and silver. The price of gold and silver may also have a significant influence on the market price of our common stock. The market price of gold and silver historically has fluctuated significantly and is affected by numerous factors beyond the control of any mining company. These factors include supply and demand fundamentals, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold and silver sales and loans by central banks, forward sales by metal producers, global or regional political, economic or banking crises, and a number of other factors. The selection of a property for exploration or development, the determination to construct a mine and place it into production, and the dedication of funds necessary to achieve such purposes is decisions that must be made long before the first revenues, if any, from production will be received. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine.

Lack of insurance. Insurance against environmental risks, including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production, has not been available generally in the mining industry. We have no insurance coverage for most environmental risks. In the event of a problem, the payment of environmental liabilities and costs would reduce the funds available to us for future operations. If we are unable to fund fully the cost of remedying an environmental problem, we might be required to enter into an interim compliance measure pending completion of the required remedy.

Ownership or title conflict. There may be challenges to our title in the mining properties in which we hold material interests or purchase in the future. If there are title defects with respect to any of our properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. The validity of unpatented mineral claims is often uncertain and may be contested by the federal government and other parties. The validity of an unpatented mineral claim, in terms of both its location and its maintenance, depends on strict compliance with a complex body of federal and state statutory and decisional law. Although we have attempted to acquire satisfactory title to our properties, we have not obtained title opinions or title insurance with respect to the acquisition of the unpatented mineral claims. While we have no pending claims or litigation pending contesting title to any of our properties, there is nothing to prevent parties from challenging our title to any of our properties. While we believe we have satisfactory title to our properties, some risk exists that some titles may be defective or subject to challenge. Also, in any such case, the investigation and resolution of title issues would divert management's time from ongoing exploration programs.

Technology changes may make the products we are planning to bring to market obsolete.  We believe that the methods for detecting various elements we intend to bring to market enjoy certain competitive advantages, including superior performance and cost-effectiveness.  Although we are not aware of any other technologies currently being developed that would compete with the methods we intend to employ, there can be no assurance that future developments in technology will not make our technology non-competitive or obsolete, or significantly reduce our operating margins or the demand for our offerings, or otherwise negatively impact our profitability.

We may not be able to protect our intellectual property.  We may be unable to obtain IP rights to effectively protect our technology.  Patents and other proprietary rights are an important part of our business plans.  The ability to compete effectively may be affected by the nature and breadth of our IP rights.  We intend to rely on a combination of patents, trade secrets and licensing arrangements to protect our technology.  While we intend to defend against any threats to our IP rights, there can be no assurance that any of our patents, patent applications, trade secrets, licenses or other arrangements will adequately protect our interests.

Although we have a pending patent application on file with the US Patent Office and expect to file various patents in the near future covering uses of our technology or systems, we have not received, and may never receive, any patent protection for our technology or systems in which we seek patent protection.  We cannot guarantee any particular result or decision by the U.S. Patent and Trademark Office or a U.S. court of law, or by any patent office or court of any country in which we have sought patent protection.  If we are unable to secure patent protection for our technology or systems, our revenue and earnings, financial condition, or results of operations would be adversely affected.  There can also be no assurance that any patent issued to or licensed by us in the future will not be challenged or circumvented by competitors, or that any patent issued to or licensed by us will be found to be valid or be sufficiently broad to protect us and our technology.  A third party could also obtain a patent that may require us to negotiate a license to conduct our business, and there can be no assurance that the required license would be available on reasonable terms or at all.

We do not warrant any opinion as to patentability or validity of any pending patent application.  We do not warrant any opinion as to non-infringement of any patent, trademark, or copyright by us or any of our affiliates, providers, or distributors.  Nor do we warrant any opinion as to invalidity of any third-party patent or unpatentability of any third-party pending patent application.

We may also rely on nondisclosure and non-competition agreements to protect portions of our technology.  There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that third parties will not otherwise gain access to our trade secrets or proprietary knowledge, or that third parties will not independently develop the technology.

IP litigation would be costly and could adversely impact our business operations.  We may have to take legal action in the future to protect our technology or to assert our IP rights against others.  Any legal action could be costly and time consuming to us, and no assurances can be made that any action will be successful.  The invalidation of any patent or IP rights that we may own, or an unsuccessful outcome in lawsuits to protect our technology, could have a material adverse effect on our business, financial position, or results of operations.

We are operating in a highly competitive industry.  We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we do.  There can be no assurance that we will be able to successfully compete against these other entities.

  Our forecasts are highly speculative in nature and we cannot predict results in a development stage company with a high degree of accuracy.  Any financial projections, especially those based on ventures with minimal operating history, are inherently subject to a high degree of uncertainty, and their ultimate achievement depends on the timing and occurrence of a complex series of future events, both internal and external to the enterprise.  There can be no assurance that potential revenues or expenses we project will, in fact, be received or incurred.

We will be subject to evolving and expensive corporate governance regulations and requirements.  Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.   As a publicly traded company, we are subject to various federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002.  Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting.  Our internal controls and procedures may not be able to prevent errors or fraud in the future.  Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures, may make it difficult for us to ensure that the objectives of the control system are met.  A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

Our limited senior management team size may hamper our ability to effectively manage a publicly traded company while developing our products and harm our business.  Our management team has experience in the management of publicly traded companies and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis.  They realize it will take significant resources to meet these requirements while simultaneously working on licensing, developing and protecting our IP.  Our management will be required to design and implement appropriate programs and policies in responding to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

Risks Related to our Common Stock

There is little current trading of our shares.  Our stock price is likely to be highly volatile.  Although prices for our shares of common stock are quoted on the OTCQB and OTCBB, there is little current trading and no assurance can be given that an active public trading market will develop or, if developed, that it will be sustained.  The OTCQB and OTCBB are generally regarded as a less efficient and less prestigious trading market than other national markets.  There is no assurance if or when our common stock will be quoted on another more prestigious exchange or market.  The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on the stock price.

Because our common stock is likely to be considered a “penny stock,” our trading will be subject to regulatory restrictions.  Our common stock is currently, and in the near future will likely continue to be, considered a “penny stock.”  The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure and other requirements may adversely affect the trading activity in the secondary market for our common stock.

We have not paid dividends in the past and do not expect to pay dividends for the foreseeable future, and any return on investment may be limited to potential future appreciation on the value of our common stock. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future.  Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including without limitation, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time.  To the extent we do not pay dividends, our stock may be less valuable because a return on investment will only occur if and to the extent our stock price appreciates, which may never occur.  In addition, investors must rely on sales of their common stock after price appreciation as the only way to realize their investment, and if the price of our stock does not appreciate, then there will be no return on investment.  Investors seeking cash dividends should not purchase our common stock.

Our officers, directors and principal stockholders can exert significant influence over us and may make decisions that are not in the best interests of all stockholders.  Our officers, directors and principal stockholders (greater than 5% stockholders) collectively own approximately 47.52% of our outstanding common stock. These stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control.  In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us.  This, in turn, could have a negative effect on the market price of our common stock.  It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock.  Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline. Our certificate of incorporation, as amended, our bylaws and Nevada law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders.  In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our principal executive offices are located at 3751 Seneca Ave., Pahrump, NV 89048. We also lease approximately 5,500 square feet of office space and storage facilities at 1383 2nd St Gold Hill, Oregon 97525 and 850 square feet of office space at 3751 Seneca Ave., Pahrump, NV 89048 from our Wayne Good, CEO. We pay approximately $2,500 and $800 per month.  Our corporate telephone number is (775)-751-6931.

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

Based on information obtained from the OTC Markets, the high and low bid quotations for the common stock for each of the quarters of our fiscal years ended October 31, 2012 and October 31, 2013 are set forth in the table below:

	Price Range

	High($)	Low($)

Quarter ended 1/31/12	$1.00	$0.15
Quarter ended 4/30/12	$1.49	$0.20
Quarter ended 7/31/12	$0.55	$0.30
Quarter ended 10/31/12	$0.75	$0.21

Quarter ended 1/31/13	$0.69	$0.25
Quarter ended 4/30/13	$3.66	$0.52
Quarter ended 7/31/13	$1.75	$1.08
Quarter ended 10/31/13	$1.75	$0.25

Holders: As of January 29, 2014, there were approximately 96 holders of record of our Common Stock. There are currently 18,285,954 shares of common stock issued and outstanding of which 284,770 shares of common stock could be sold under Rule 144.

Dividends: Effective January 29, 2010 and as the Record Date of January 29, 2010, we paid a dividend of three new shares of our common stock for every four shares of our common stock outstanding. That is, we issued seven (7) New Shares for every Three (3) Old Shares held as of the January 29, 2010 Record Date.

We have not paid any cash dividends to date, and we have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our Board of Directors and to certain limitations imposed under the Nevada Statutes. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operation, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Split: Effective November 7, 2012 we consummated a reverse stock split of all the outstanding shares of the Company’s common stock, par value $0.001 per share, at an exchange ratio of one for one hundred (1:100).

Description of Our Securities

As of January 29, 2014, our authorized capital stock consisted of:

-	200,000,000 shares of common stock, par value $0.001 per share

As of January 29, 2014, there were outstanding:

-	18,285,954 shares of common stock held by 96 stockholders of record; and

Common Stock

Dividend Rights

Subject to preferences that may apply to shares of preferred stock outstanding at the time, the holders of outstanding shares of our common stock are entitled to receive dividends out of funds legally available at the times and in the amounts that our board of directors may determine.

Voting Rights

Each holder of our common stock is entitled to one vote for each share of our common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for in our articles of incorporation, as amended, which means that the holders of a majority of the voting shares voted can elect all of the directors then standing for election.

No Preemptive or Similar Rights

Holders of our common stock do not have preemptive rights, and our common stock is not convertible or redeemable.

Right to Receive Liquidation Distributions

Upon our dissolution, liquidation or winding-up, the assets legally available for distribution to our stockholders are distributable ratably among the holders of our common stock, subject to the preferential rights and payment of liquidation preferences, if any, on any outstanding shares of preferred stock.

Anti-takeover Provisions

Certain provisions of our articles of incorporation, as amended, and Nevada law may have the effect of delaying, deferring or discouraging another person from acquiring control of our company.

Nevada Law

In addition, Nevada has enacted the following legislation that may deter or frustrate takeovers of Nevada corporations:

Authorized but Unissued Stock – The authorized but unissued shares of our common stock are available for future issuance without stockholder approval. These additional shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital, corporate acquisitions and employee benefit plans. The existence of authorized but unissued shares of common stock may enable our board of directors to issue shares of stock to persons friendly to existing management.

Evaluation of Acquisition Proposals – The Nevada Revised Statutes expressly permit our board of directors, when evaluating any proposed tender or exchange offer, any merger, consolidation or sale of substantially all of our assets, or any similar extraordinary transaction, to consider all relevant factors including, without limitation, the social, legal, and economic effects on our employees, customers, suppliers, and other relevant interest holders, and on the communities and geographical areas in which they operate. Our board of directors may also consider the amount of consideration being offered in relation to the then current market price of our outstanding shares of capital stock and our then current value in a freely negotiated transaction.

Control Share Acquisitions –Nevada has adopted a control share acquisitions statute designed to afford stockholders of public corporations in Nevada protection against acquisitions in which a person, entity or group seeks to gain voting control. With enumerated exceptions, the statute provides that shares acquired within certain specific ranges will not possess voting rights in the election of directors unless the voting rights are approved by a majority vote of the public corporation’s disinterested stockholders. Disinterested shares are shares other than those owned by the acquiring person or by a member of a group with respect to a control share acquisition, or by any officer of the corporation or any employee of the corporation who is also a director. The specific acquisition ranges that trigger the statute are: acquisitions of shares possessing one-fifth or more but less than one-third of all voting power; acquisitions of shares possessing one-third or more but less than a majority of all voting power; or acquisitions of shares possessing a majority or more of all voting power. Under certain circumstances, the statute permits the acquiring person to call a special stockholders meeting for the purpose of considering the grant of voting rights to the holder of the control shares. The statute also enables a corporation to provide for the redemption of control shares with no voting rights under certain circumstances. As permitted by the statute, we have elected in our articles of incorporation, as amended, not to be governed by the control share acquisitions statute.

Recent Sales of Unregistered Securities

Gold Hill Resources, Inc.

On June 4, 2013, the Company completed a private placement offering to certain institutional and accredited investors (“Investors”) pursuant to which the Company sold an aggregate of 950,200 shares of the Company’s common stock resulting in gross proceeds of $283,173 to the Company.

On October 15, 2013, the Company completed a private placement offering to certain institutional and accredited investors (“Investors”) pursuant to which the Company sold an aggregate of 390,000 shares of the Company’s common stock resulting in gross proceeds of $195,000 to the Company.

All of the shares of the Company's Common Stock described above were issued with a restricted securities legend pursuant to reliance upon the claim of exemption provided by Section 4(2) of the Securities Act of 1933. In each instance, the Company was assured that the investor: (a) was sophisticated and experienced in business, financial, and tax matters; (b) received such disclosures such as the Company's business plan, financial statements, stockholder information, together with copies of the Company's Articles of Incorporation, By-laws, and copies of the minutes and actions of the Company's Board of Directors roughly equivalent to that found in a registration statement; (c) had full and unrestricted access to the Company's books and records; (d) had a full and unrestricted opportunity to ask questions of the Company's officers and directors and to receive answers to all such questions; (e) had a pre-existing business relationship with one or more of the Company's officers and directors of sufficient scope and depth that allowed them to appreciate the background and experience of the Company's management; and (f) understood that the securities acquired were "restricted securities" and that they were issued to the investor for investment purposes only.

Further, we have relied upon the private placement exemption from registration provided by Section 4(2) of the Securities Act 1933 as amended (the "Act"). The shares described above were issued pursuant to Section 4(2) of the Act which exempts from registration transactions by an issuer not involving a public offering as each person had a pre-existing relationship with one or more officers, directors, and or key employees of the Company. This offering exemption is available to any issuer but prohibits general solicitation or advertising. In addition, each purchaser received information regarding the Company that was substantially equivalent to that found in a registration statement. Each prospective purchaser had full and unrestricted access to the Company, our books, and records, and the opportunity to ask questions of our management and receive answers to their questions. Further, each purchaser gave us assurances that it was experienced and sophisticated in making investments of this type and that they were able to make the investment decision and could afford the total loss of their investment.

In each instance, each of the share purchasers had access to sufficient information regarding the Company so as to allow them to make an informed investment decision. More specifically, each purchaser acknowledged that, among other things, the following:

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

Overview

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

The Merger was accounted for as a reverse merger (recapitalization) with Accurate Locators deemed to be the accounting acquirer, and our company deemed to be the legal acquirer.  Accordingly, the following discussing represents a discussion of the operations of our wholly-owned subsidiary, Accurate Locators, Inc. for the periods presented.

Results of Operations

Year Ended October 31, 2013 Compared with Year Ended October 31, 2012

Revenue

Our revenues were $862,121 and $942,800 for the years ended October 31, 2013 and 2012, respectively, a decrease of $80,679.  During 2013, we increased our prices and reduced our advertising expenditures.  These changes ultimately proved to be detrimental to our overall revenue.  Our ability to increase our revenues requires us to expend a significant amount of money on research and development. To the extent that we are unable to raise additional funds or unsuccessful with our research and development activities, there will be a material impact on the growth of our revenues as we will be unable to come out with new products.

Cost of Revenue and Gross Profits

Our gross profit was $563,749 and $612,972 for the years ended October 31, 2013 and 2012, respectively, a decrease of $49,222.  The decrease in our gross profit margin was partially attributable to the decrease in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses was $794,229 and $619,337 for the years ended October 31, 2013 and 2012, respectively, an increased to $174,892.  The increase is primarily due to increases in research and development costs and costs associated with being public.

Interest Income

Interest expense was $31,299 and $16,706 for the years ended October 31, 2013 and 2012, respectively. The increase was the result of higher debt in 2013.

Liquidity and Capital Resources

Net cash provided by / (used in) operating activities was $(369,812) and $18,912 for the years ended October 31, 2013 and 2012, respectively.  The increase in the amount of cash used was largely due to the increase in net loss in 2013 and change in accounts payable and accrued expenses balances in 2013.

Net cash provided by / (used in) investing activities was $21,257 and $(26,195) for the years ended October 31, 2013 and 2012, respectively as the Company continued to use funds to purchase equipment for research and development.

Net cash provided by financing activities was $306,043 and $42 for the years ended October 31, 2013 and 2012, respectively.  Cash provided by financing activities in 2013 was mainly from the sale of common stock and the increase in amounts due to related parties.

The total liabilities of the Company at October 31, 2013 were $556,359. To the extent our business erodes or we are unable to receive additional financing we would be unable to meet the terms of this debt and we would have difficulty continuing as a going concern. The revolving fixed and converted from revolving credit facilities were secured by inventory, accounts receivable and equipment as of October 31, 2013 and October 31, 2012. The term loans were secured by vehicles. Our revolving credit facility of $115,480 was converted to a fixed credit facility on November 7, 2012 with an extended maturity date due on November 1, 2017. Our fixed credit facility has a maturity date due on November 1, 2014 with an annual interest rate of 7%. Our term financings have maturity dates due from February 2014 to March 2028 with annual interest rates ranging from 5.9% to 6.25%. As of January 29, 2014, we were in compliance in all material respects with our debt agreements. There are no financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios. Currently, we cannot borrow any more under these credit facilities. There are no covenants that restrict additional borrowing from other sources. There are no financial covenants under our debt agreements.

Accurate Locators has suffered recurring losses from operations in the past two fiscal years.  In the past two fiscal years, we have funded operations through accumulated earnings, borrowings from related parties, and proceeds from debt. We are in need of generating significant cash resources to achieve our future strategic plan.  On June 4, 2013, the Company completed a private placement offering to certain institutional and accredited investors (“Investors”) pursuant to which the Company sold an aggregate of 950,200 shares of the Company’s common stock resulting in gross proceeds of $283,173 to the Company. From June 14 to October 15, 2013, the Company completed a private placement offering to certain institutional and accredited investors (“Investors”) pursuant to which the Company sold an aggregate of 390,000 shares of the Company’s common stock resulting in gross proceeds of $195,000 to the Company. The Company intends to use the proceeds of the offering for working capital and to develop its element detecting technologies. Currently for our operations, we are expending approximately $25,000 more per month then we are making.  Even with the proceeds we raised, we anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs for more than three months and we are currently seeking additional financing. .  Our ability to continue our operations may prove to be more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection therewith. To successfully execute our business plan, we would need an additional $1 million. In the event we were unsuccessful in raising additional funding and our existing cash and cash equivalents were not sufficient to fund our business needs, we would scale back all new product development besides our Ground Penetrating Radar project. This would delay the release of our future products. Our officers have also indicated their willingness to defer amounts owed to them. This would allow us to maintain our existing operations.

These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of their opinion in the Audit Report for the year ended October 31, 2013.

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

Not Applicable

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Gold Hill Resources, Inc. and Subsidiaries

(Formerly Green Star Alternative Energy, Inc.)

We have audited the accompanying consolidated balance sheets of Gold Hill Resources, Inc. and Subsidiaries as of October 31, 2013 and 2012 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Hill Resources, Inc. and Subsidiaries as of October 31, 2013 and 2012, and the result of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirements through the issuance of notes payable, common stock and advances from related parties. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Anton & Chia, LLP

January 27, 2014

Newport Beach, CA

Gold Hill Resources, Inc. and Subsidiaries
Consolidated Balance Sheets

	Years Ended October 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$86,728	$129,240
Inventories, net	222,353	249,316
TOTAL CURRENT ASSETS	309,081	378,556

Property and equipment, net	23,397	55,668

TOTAL ASSETS	$332,478	$434,224

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$60,522	$40,414
Due to related parties	222,357	30,657
Note payable and accrued interest - related party	37,193		__
Current portion of long-term debt	48,727	54,575
TOTAL CURRENT LIABILITIES	368,799	125,646

Long-term debt	187,560	247,628
TOTAL LIABILITIES	556,359	373,274

STOCKHOLDERS' EQUITY/(DEFICIT)

Common stock, $ 0.001 par, 200,000,000 shares authorized; 31,705,954 and 29,732,000 shares issued and outstanding, respectively 1	31,706	29,732
Additional paid in capital1	(46,758)	(21,732)
Retained earnings / (accumulated deficit)	(208,829)	52,950
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	(223,881)	60,950

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$332,478	$434,224

1The October 31, 2012 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction.

The accompanying notes are an integral part of these consolidated financial statements.

Gold Hill Resources, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended October 31,
	2013	2012

REVENUE	$862,121	$942,800

COST OF REVENUE	298,372	329,828

GROSS PROFIT	563,749	612,972

OPERATING EXPENSES
General & administrative	794,229	619,337
LOSS FROM OPERATIONS	(230,480)	(6,365)

Interest expense and other, net	(31,299)	(16,706)

LOSS BEFORE PROVISION FOR INCOME TAXES	$(261,779)	$(23,071)

Income taxes	—	—

Net Loss	$(261,779)	$(23,071)

Loss per share - basic & diluted	$(0.01)	$(0.00)

Weighted average shares – basic and diluted2	30,435,736	29,732,000

The accompanying notes are an integral part of these consolidated financial statements.

Gold Hill Resources, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Years Ended October 31, 2013 and 2012

	Common Stock
	Shares	Amount	Paid-In Capital	Retained Earnings (Deficit)	Total Shareholders’ Equity (Deficit)

Balance at October 31, 2011 (3)	29,732,000	29,732	(21,732)	76,021	84,021

Net loss	—	—	—	(23,071)	(23,071)

Balance at October 31, 2012 (3)	29,732,000	$29,732	(21,732)	$52,950	$60,950

Shares issued to acquire Gold Hill Resources	1,583,954	1,584	(219,636)	—	(218,052)

Shares purchased for cash	390,000	390	194,610	—	195,000

Net loss	—	—	—	(261,779)	(261,779)

Balance at October 31, 2013	31,705,954	$31,706	(46,758)	$(208,829)	$(223,881)

3The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares.

The accompanying notes are an integral part of these consolidated financial statements.

Gold Hill Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended October 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(261,779)	$(23,071)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization expense	33,814	42,145
Gain on sale of equipment	(22,800)	—
Changes in assets and liabilities:

Inventories	26,963	9,778
Accounts payable and accrued expenses	(146,010)	(9,940)
Net cash provided by (used in) operating activities	(369,812)	18,912

INVESTING ACTIVITIES:
Purchase of equipment	(1,543)	(26,195)
Proceeds from sale of equipment	22,800	—
Net cash provided by (used in) investing activities	21,257	(26,195)

FINANCING ACTIVITIES:
Payment of long-term debt	(65,916)	(27,035)
Increase in loan payable – related party	31,744	—
Due to related parties	131,900	27,077
Cash received in recapitalization transaction	13,315	—
Proceeds from sale of common stock	195,000	—
Net cash provided by financing activities	306,043	42

Net decrease in cash	(42,512)	(7,240)

CASH AT BEGINNING OF PERIOD	129,240	136,481

CASH AT END OF PERIOD	$86,728	$129,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	$17,866	$19,630
Cash paid for taxes	$—	$—

3 Cash from operating, investing and financing activities is recorded net of recapitalization transaction, described in Note 1 to these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

Gold Hill Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 2013

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

Going Concern – The Company suffered losses from operations of $261,779 for the year ended October 31, 2013. As of October 31, 2013, the Company had negative working capital of $59,718 and an accumulated deficit of $208,829. In the cumulative period of years ended October 31, 2013, we have funded operations through accumulated earnings, borrowings from related parties, and proceeds from debt and equity. We are in need of generating significant cash resources to achieve our future strategic plan. We anticipate that our existing cash on hand will not be sufficient to fund our business needs and unless additional financing is obtained, the Company may not be able to continue as a going concern. Our ability to continue our operations may prove to be more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection therewith.

The consolidated financial statements were prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern.

Basis of Presentation – The consolidated financial statements include the accounts of Gold Hill Resources, Inc. from the date of merger, Accurate Locators, Inc. and Imaging Locators, Inc. (collectively, the “Company”). Prior to the date of the Merger, Accurate Locators, Inc. and Imaging Locators, Inc. had been entities under common control.

All transactions and accounts between and among the Gold Hill Resources, Inc., Accurate Locators, Inc. and Imaging Locators, Inc. have been eliminated.

The consolidated financial statements of the Company for the periods ended October 31, 2013 and 2012 have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”) as promulgated in the United States of America.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates –

The preparation of the consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reverse Merger Accounting –

For accounting purposes, the Merger Agreement, described above, was treated as a reverse acquisition and recapitalization of Accurate Locators, Inc. and Imaging Locators, Inc. (accounting acquirer) because, prior to the transaction, the Company was a non-operating public shell and, subsequent to the transaction, the shareholders of Accurate owned approximately 95% of the outstanding common stock of the Company and exercised a significant influence over the Company into a non-operating public shell with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the transaction was treated as a reverse acquisition and recapitalization in accordance with US GAAP. The historical financial statements presented are the consolidated financial statements of Accurate Locators, Inc. and Imaging Locators, Inc. The common stock and the corresponding capital amounts of the Company pre-merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the merger. .

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

ASC 740 provides guidance on the accounting for uncertainty in income taxes recognized in a Company's consolidated financial statements. ASC 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the consolidated financial statements.

The Company performed a review of its material tax positions. During the period from November 1, 2012 through October 31, 2013 there were no increases or decreases in unrecognized tax benefits as a result of tax positions taken during period, there were no decreases in unrecognized tax benefits relating to settlements with taxing authorities, and there were no reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations. As of October 31, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. As of October 31, 2013 the Company had no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

The Company has elected to classify any interest or penalties recognized with respect to any unrecognized tax benefits as income taxes. The Company did not recognize any amounts for interest or penalties with respect to any unrecognized tax benefits. As of October 31, 2013, no amounts for interest or penalties with respect to any unrecognized tax benefits have been accrued.

Cash and cash equivalents –

Cash includes all highly liquid instruments with original maturities of three months or less. The Company had no cash equivalents as of October 31, 2013 and October 31, 2012.

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

The Company had no such assets or liabilities recorded to be valued on the basis above at October 31, 2013 and October 31, 2012.

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

Inventories –

Inventories included metal detectors for treasure hunting, gold and royal metal prospecting, forensic and military applications and also for locating under-ground utilities. Inventories are valued at the lower of cost or market. Cost is determined using a weighted-average method. The reserves for obsolescence are maintained based on historical trends and specific identification, and therefore require management to make assumptions and to apply judgment about a number of factors, such as market conditions, the selling environment, historical results and current inventory trends. There were reserves for obsolete inventories of $51,259 as of October 31, 2013 and October 31, 2012.

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

Net Loss Per Share –

In accordance with ASC 260-10, “Earnings per Share”, basic net (loss per common share is computed by dividing the net loss applicable to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. The Company currently has no dilutive securities and as such, basic and diluted net income or loss per share are the same for the period presented.

Recent Adopted Accounting Pronouncements –

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and Equipment consisted of the following:

	October 31,	October 31,
	2013	2012

Machinery	$49,788	$27,121
Vehicles	223,191	243,192
Office equipment	31,143	30,500
Leasehold improvements	4,247	4,247
Land	5,500	5,500
	313,869	310,560
Less accumulated depreciation	(290,472)	(254,892)
Total	$23,397	$55,668

For the years ended October 31, 2013 and 2012, depreciation expense was $33,814 and $42,145, respectively. The Company recorded a gain on sale of vehicle and equipment of $22,800 during year ended October 31, 2013.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following as of October 31, 2013 and October 31, 2012:

	October 31, 2013	October 31, 2012

Accounts payable	$5,340	$8,425
Credit card balances payable	39,120	22,539
Other	16,062	9,450
Total	$60,522	$40,414

NOTE 5 - RELATED PARTIES

As of October 31, 2013 and October 31, 2012, the Company owed $222,357 and $30,657, respectively, to its officers and directors. Such advances carried no interest, were unsecured, and due on demand. In addition, such balance as of October 31, 2013, included a balance of note payable of $29,800 to one of the directors at 7% interest per annum. The amount of the accrued interest on the note as of October 31, 2013 was $7,393.

The Company leases its facilities from the shareholder on a year to year basis. The total rent expense for the years ended October 31, 2013 and 2012 was $28,200 and $30,000, respectively.

NOTE 6 – LONG-TERM DEBT

The Company’s debt as of October 31, 2013 and October 31, 2012 is summarized below:

	October 31, 2013	October 31, 2012

Secured
Fixed credit facility	$21,729	$52,521
Revolving credit facilities	—	115,480
Term financings	119,749	134,202
Converted to fixed credit facility from revolving facility	94,809	—

Total Secured Debt	236,287	302,203

Less: current portion of long-term debt	(48,727)	(54,575)
Total debt, long-term portion	$187,560	$247,628

The revolving, fixed and converted from revolving credit facilities were secured by inventory, accounts receivable and equipment as of October 31, 2013 and October 31, 2012. The term loans were secured by vehicles.

Our revolving credit facility of $115,480 as of October 31, 2012 was converted to a fixed credit facility on November 7, 2012 with an extended maturity date due on November 1, 2017.

Our fixed credit facility has a maturity date due on November 1, 2014 with an annual interest rate of 7%.

Our term financings have maturity dates due from February 2014 to March 2028 with annual interest rates ranging from 5.9% to 6.25%.

As of October 31, 2013 and October 31, 2012 we were in compliance in all material respects with the covenants in our debt agreements, including our financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios.

The aggregate maturity of long-term debt outstanding as of October 31, 2013 is as follows:

2014	$48,727
2015	28,595
2016	30,358
2017	32,230
2018 and after	96,377
$236,287

NOTE 7 – STOCKHOLDERS' EQUITY (DEFICIT)

Effective November 7, 2012, the Company consummated a reverse stock split of all the outstanding shares of the Company’s common stock, par value $0.001 per share at an exchange ratio of one for one hundred (1:100).

During the quarter ended December 31, 2012, we sold 516,000 shares of our common stock for $129,123 to various accredited investors.

As a result of a reverse acquisition on June 13, 2013 the Good Parties received 29,732,000 shares of the Company’s common stock. Such shares were accounted as part of recapitalization shares. Previous shareholders of the Company held 1,583,954 shares of the Company’s common stock.

On June 4, 2013, the Company completed a private placement offering to certain institutional and accredited investors (“Investors”) pursuant to which the Company sold an aggregate of 950,200 shares of the Company’s common stock resulting in gross proceeds of $283,173 to the Company.

From June 13, 2013 to October 15, 2013, the Company completed a private placement offering to certain institutional and accredited investors (“Investors”) pursuant to which the Company sold an aggregate of 390,000 shares of the Company’s common stock resulting in gross proceeds of $195,000 to the Company.

As of October 31, 2013 and October 31, 2012, the Company had 31,705,954 and 29,732,000 shares issued and outstanding.

NOTE 8 - INCOME TAXES

As of October 31, 2013 and 2012, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $208,829 and $38,107 respectively that may be offset against future taxable income. These NOLs will begin to expire in the year ending October 31, 2033. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business. Therefore, the amount available to offset future taxable income may be limited.

	2013	2012
Net operating loss carry forwards	$208,829	$38,107
Less valuation allowance	(208,829)	(38,107)
	$—	$—

No tax benefit has been reported in the consolidated financial statements for the realization of loss carry forwards, as the Company believes there is high probability that the carry forwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

The Company is primarily subject to U.S. federal and state income tax. As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its tax liabilities and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of October 31, 2012 and 2011, respectively.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 7.6% for 2013 and 2012 is as follows:

October 31,
2013 and 2012
Income tax benefit at federal statutory rate	34%
State income tax benefit, net of effect on federal taxes	7.6%
Increase in valuation allowance	(41.6)%
Income tax expense	—

NOTE 9 – SUBSEQUENT EVENTS

In December 2013, 13,470,000 shares of the Company’s common stock were returned.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of October 31, 2013, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of October 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting: There were no changes in your internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name	Age	Position
Wayne Good (1)	67	Chief Executive Officer

Jason Lieber	45	President

Eric Stoppenhagen (2)	40	Director and Chief Financial Officer

Wayne Good, CEO

Mr. Good is the founder of Accurate Locators and worked with the Company since 1992. Mr. Good was appointed as Chief Executive Officer on June 13, 2013. He is a pioneer and industry thought leader in the research, development and marketing of mining and underground detection equipment. Mr. Good is responsible for spear heading the continued vision and development of the Company’s mineral detection technology. He brings a wealth of mining detection experience to Gold Hill Resources. During his leadership of Accurate Locators, Mr. Good was responsible for developing new mining detection products and a 25,000 person database that represents approximately 5,000 past and current customers and approximately 15,000 potential customers. The potential customers have been accumulated from call-in inquiries.

Jason Lieber, President

Mr. Lieber was appointed as the Company’s President, to serve in such capacities until his successors are duly appointed. As President, Mr. Lieber will oversee the execution of the Company’s business plan. He will be responsible for leading the technology initiatives regarding the evolvement of ground penetrating radar, 3-D imaging and underground detection for commercial and military applications. Mr. Lieber will report to the Company’s Board of Directors. Prior to his appointment as President, Jason Lieber was the Vice President of Imaging Locators.  He managed all aspects of training and demonstrations of the Accurate Locators metal detection product lines. He also played a very pivotal and active role in sales and marketing of Accurate’s products as well. He has a vast knowledge and understanding of mining detection equipment and how it can be leveraged by utility locators, treasure hunters and mining exploration businesses in order to optimize their return on investment. Jason has over 30 years of experience programming in Visual Basic, Basic and SQL, as well as A+ Certified hardware assembly, repair and troubleshooting experience. He designed scalable front and back end databases for the financial and land title industries.  He is proficient in Lean, Agile and Six Sigma workflow analysis and managed Sarbanes-Oxley compliance for his division at LandAmerica Default Services. Jason has worked for Accurate Locators for six years, helping launch several new products and developing inside and outside sales network strategies. He has BA from San Francisco State University.

Eric Stoppenhagen, Director and CFO

Mr. Stoppenhagen has served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of the Company since January 30, 2011. Mr. Stoppenhagen, through his consulting company Venor, Inc., provides financial and management services from small to medium-sized companies that either are public or desire to become public. Additionally, he maintains nonoperating blank check companies that are searching for reverse merger candidates. He provides temporary CFO services to these companies, which includes transaction advice, preparation of security filings and advice regarding compliance with corporate governance requirements. Mr. Stoppenhagen is a Certified Public Accountant and holds a Juris Doctorate and Masters of Business Administration both from George Washington University. Additionally, he holds a Bachelor of Science in Finance and a Bachelor of Science in Accounting both from Indiana University. Mr. Stoppenhagen has more than ten years of financial experience having served in an executive capacity for several public and private companies, including the following engagements.

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

2006 to 2010 Bioimagene – non public – he worked as consultant on sales projects and for their sales distributor. Not involved with management or financial matters.

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

Dec 2007 to Present – Myskin, Inc. –Advanced Skin Care business owned by Mr. Stoppenhagen’s former spouse. He was a consultant to the company providing accounting and finance services. No ownership. The company is not a blank check company.

Dec 2008 to Present - Smartag International, Inc. f/k/a Art4Love, Inc. Consultant to the company providing accounting and finance services. No ownership. The company was a blank check company from 2008 to present.

Jan 2009 to Feb 2010 – STW Resources f/k/a Woozyfly, Inc. Blank check from Jan 2009 to Feb 2010 – He was a consultant to the company providing accounting and finance services. No ownership. Upon the reverse merger, Mr. Stoppenhagen resigned. He received no bonus or equity interest as the result of such transaction. From 2009 to 2010, the company was a blank check company.

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

April 2010 to March 2011 – Mimvi, Inc. f/k/a Fashion Net, Inc. CFO (resigned March 15, 2011). Ownership 700,000 shares and 1,750,000 options with strike price at $.40. The company was a blank check company prior to Mr. Stoppenhagen’s involvement.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934: To our knowledge, during the fiscal year ended October 31, 2013, based solely on a review of such materials as are required by the Securities and Exchange Commission, Jesse M. De Castro was the only officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock who failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

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

Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended October 31, 2013. Such actions by the written consent of all directors are, according to Nevada corporate law and the Company's by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

-	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
-	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;
-	Compliance with applicable governmental laws, rules and regulations;
-	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
-	Accountability for adherence to the code.

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

Item 11. Executive Compensation

DIRECTOR AND OFFICER COMPENSATION

The following table sets forth information on the remuneration of our chief executive officer and our four most highly compensated executive officers who served as executive officers at the end of October 31, 2013 and earned in excess of $100,000 per annum during any part of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Other Annual Compensation (e)	Total Compensation

Eric Stoppenhagen, (1) Former President Chief Financial Officer, Secretary, and Director	2012 2013	$48,000 $48,000	$0 $0	$0 $66,250	$48,000 $114,250
Wayne Good, (2) Chief Executive Officer	2012 2013	$119,625 $0	$0 $0	$0 $0	$119,625 $0

Footnote:

(1) On January 31, 2011, the Company and Mr. Stoppenhagen entered into a Consulting, Confidentiality and Proprietary Rights Agreement pursuant to which the Company engaged Mr. Stoppenhagen to serve as the Company’s interim sole director and officer. Mr. Stoppenhagen receives a monthly fee of $4,000 in consideration of the services described above. In the event the Consultant is requested to perform services outside the scope of being director, the Consultant shall be paid at a rate of $250 per hour which would include services for accounting, edgar, xbrl and other legal work.

(2) Amounts presented represent amounts paid by Accurate Locators

Option Grants

We did not grant options to our executive officers during 2013 or 2012.

Accurate Locators did not grant options to its executive officers during 2013 and 2012.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

We had no options outstanding as of October 31, 2013.

Accurate Locators had no options outstanding as of October 31, 2013.

Employment Contracts

On April 15, 2013, the Company entered into a two year employment agreement with Chaslov Radovich, our President (“Radovich Agreement”). Under the Radovich Agreement, Mr. Radovich will be compensated $96,000 per year for his services. He is eligible for a bonus under a plan that has yet to be determined. Upon a termination of the Radovich Agreement, the Company shall pay the Radovich: (1) any unpaid Base Compensation due for periods prior to the date of Radovich 's termination, (2) any earned and unpaid bonus for the fiscal year prior to the fiscal year of Radovich 's termination, and (3) a fair and equitable severance package which shall not unreasonably be withheld to the Radovich. Such severance pay package will be negotiated between Radovich and the President and CEO and approved by the Board of Directors with such approval not being unreasonably withheld. This was cancelled in December 2013.

On April 10, 2013, the Company entered into a two year employment agreement with Mark Flanagan, our Executive Vice President (“Flanagan Agreement”). Under the Flanagan Agreement, Mr. Flanagan will be compensated $96,000 per year for his services. He is eligible for a bonus under a plan that has yet to be determined. Upon a termination of the Flanagan Agreement, the Company shall pay the Flanagan: (1) any unpaid Base Compensation due for periods prior to the date of Flanagan 's termination, (2) any earned and unpaid bonus for the fiscal year prior to the fiscal year of Flanagan 's termination, and (3) a fair and equitable severance package which shall not unreasonably be withheld to the Flanagan. Such severance pay package will be negotiated between Flanagan and the President and CEO and approved by the Board of Directors with such approval not being unreasonably withheld. This was cancelled in December 2013.

On June 13, 2013, the Company entered into a two year employment agreement with Wayne Good, our CEO (“Good Agreement”). Under the Good Agreement, Mr. Good will be compensated $120,000 per year for his services. He is eligible for a bonus under a plan that has yet to be determined. Upon a termination of the Good Agreement, the Company shall pay the Good: (1) any unpaid Base Compensation due for periods prior to the date of Good's termination, (2) any earned and unpaid bonus for the fiscal year prior to the fiscal year of Good 's termination, and (3) a fair and equitable severance package which shall not unreasonably be withheld to the Good. Such severance pay package will be negotiated between Good and the President and CEO and approved by the Board of Directors with such approval not being unreasonably withheld.

Indemnification of Directors and Executive Officers and Limitation of Liability

We are a Nevada corporation.  The Nevada General Corporation Law and certain provisions of our certificate of incorporation, as amended, and bylaws under certain circumstances provide for indemnification of our officers, directors and controlling persons against liabilities which they may incur in such capacities. A summary of the circumstances in which such indemnification is provided for is contained herein, but this description is qualified in its entirety by reference to our certificate of incorporation, as amended, bylaws and to the statutory provisions.

In general, any officer, director, employee or agent may be indemnified against expenses, fines, settlements or judgments arising in connection with a legal proceeding to which such person is a party, if that person’s actions were in good faith, were believed to be in our best interest, and were not unlawful.  Unless such person is successful upon the merits in such an action, indemnification may be awarded only after a determination by independent decision of our board of directors, by legal counsel, or by a vote of the stockholders, that the applicable standard of conduct was met by the person to be indemnified.

The circumstances under which indemnification is granted in connection with an action brought on our behalf is generally the same as those set forth above; however, with respect to such actions, indemnification is granted only with respect to expenses actually incurred in connection with the defense or settlement of the action.  In such actions, the person to be indemnified must have acted in good faith and in a manner believed to have been in our best interest, and have not been adjudged liable for negligence or misconduct.

 Indemnification may also be granted pursuant to the terms of agreements which may be entered in the future or pursuant to a vote of stockholders or directors.  The statutory provision cited above also grants us the power to purchase and maintain insurance which protects our officers and directors against any liabilities incurred in connection with their service in such a position, and such a policy may be obtained by us.

We do not have any indemnification agreements with any of our directors or executive officers.

A stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.  At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification by us is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information relating to the beneficial ownership of the Company common stock by those persons beneficially holding more than 5% of the Company's common stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group as of January 29, 2014:

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Directors and Officers
Wayne Good	7,980,000	45.06%
Jason Lieber	100,000	0.55%
Eric Stoppenhagen	349,000	1.91%
All Directors and Officers as a Group (3 individual)	22,659,000	47.52%

(1)	Eric Stoppenhagen has voting and investment control over the securities owned by Verdad Telecom, Inc. and therefore Eric Stoppenhagen may be deemed a beneficial owner of the 349,000 shares of common stock owned by Verdad Telecom, Inc.

(2)	Percentages are based on 18,285,954 common shares issued and outstanding as of January 29, 2014.

Director Independence

The Company is not a "listed company" under SEC rules and is therefore not required to have independent directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

  Other than the transactions described below, since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

-	in which the amount involved exceeds $120,000; and

-	in which any director, executive officer, other stockholders of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On January 31, 2011, the Company and Mr. Stoppenhagen entered into a Consulting, Confidentiality and Proprietary Rights Agreement pursuant to which the Company engaged Mr. Stoppenhagen to provide financial duties required to maintain a public shell and services as the Company’s interim sole director and officer. Mr. Stoppenhagen receives a monthly fee of $4,000 in consideration of the services described above. In the event the Consultant is requested to perform services outside the scope of being director, the Consultant shall be paid at a rate of $250 per hour which would include services for accounting, edgar, xbrl and other legal work.

On September 18, 2012, the Company entered into a Secured Promissory Note (the “Secured Note”) and Security Agreement with Verdad Telecom, Inc. (“Verdad”), which is owned by its president Eric Stoppenhagen. Under the terms of the Secured Note, Verdad, agreed to consolidate $209,800 which consisted of an outstanding principal of $166,000 and unpaid interest of $43,800. This represented the total amount of notes outstanding as of September 14, 2012. All advances shall be paid on or before December 31, 2012 and interest shall accrue from the date of any advance on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of seven percent (7%) per annum, compounded annually. The Company’s obligations under the Secured Note will accelerate, upon written notice from Verdad, upon a bankruptcy event with respect to the Company, any default in the Company’s payment obligations or the Company’s breach of any provision of any material agreement between the Company and Verdad. During the quarter ended December 31, 2012, the Company paid $126,901 of the Secured Note. The balance of principal of the Secured Note at October 31, 2013 is $29,800. The Secured Note is secured by all assets and rights of the Company. The total accrued interest as of October 31, 2013 is $7,393.

  On April 15, 2013, the Company entered into a two year employment agreement with Chaslov Radovich, our President (“Radovich Agreement”). Under the Radovich Agreement, Mr. Radovich will be compensated $96,000 per year for his services. He is eligible for a bonus under a plan that has yet to be determined. This was cancelled in December 2013.

On April 10, 2013, the Company entered into a two year employment agreement with Mark Flanagan, our Executive Vice President (“Flanagan Agreement”). Under the Flanagan Agreement, Mr. Flanagan will be compensated $96,000 per year for his services. He is eligible for a bonus under a plan that has yet to be determined. This was cancelled in December 2013.

On June 13, 2013, the Company entered into a two year employment agreement with Wayne Good, our CEO (“Good Agreement”). Under the Good Agreement, Mr. Good will be compensated $120,000 per year for his services. He is eligible for a bonus under a plan that has yet to be determined.

As of October 31, 2013, Accurate Locators owed $66,357, respectively, to Mr. Good. Such advances carried no interest, were unsecured, and due on demand.

 Accurate Locators leases its facilities from Wayne Good, our Chief Executive Officer and shareholder on a year to year basis. The total rent expense for the year ended October 31, 2013 and 2012 was $28,200 and $30,000, respectively.

As a result of the Merger, Mr. Good our CEO and sole officer of Accurate Locators prior to the Merger received 8,180,000 shares of our common stock.

As a result of the Merger, Mr. Radovich, our President, received 8,380,000 shares of our common stock. These were returned to the Company in December 2013.

As a result of the Merger, Mr. Flanagan our Executive Vice President received 5,750,000 shares of our common stock. Mr. Flanagan returned 5,090,000 shares to the Company in December 2013.

As a result of the Merger, Mr. Stoppenhagen our Director and Chief Financial Officer and former President received no shares of our common stock.

Item 14. Principal Accounting Fees and Services

Audit Fees

During the fiscal year ended October 31, 2013 and 2012, we paid to our current independent auditor, Anton and Chia, LLP (“Anton & Chia”), approximately $41,288 and $4,000, respectively for auditing services they performed throughout those years.

Tax Fees

During 2013, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During 2013, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The financial statements filed as part of this Annual Report on Form 10-K are listed on page 22.

All other schedules called for under regulation S-X are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number		Description of Exhibit

3.1	*	Articles of Incorporation

3.2	*	Amended Articles of Incorporation

3.3	*	By-Laws

3.4	***	Certificate of Amendment to the Certificate of Incorporation.

10.1	**	Consulting, Confidentiality and Proprietary Rights Agreement between Eric Stoppenhagen and Green Star Alternative Energy dated January 31, 2011.

10.2	****	Secured Promissory Note

10.3	****	Security Agreement

10.4		Merger Agreement dated May 31, 2013. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2013.

10.5		Assignment and License Agreement dated May 31, 2013.

10.6		Employment Agreement of Wayne Good.

10.7		Employment Agreement of Mark Flanagan.

10.8		Revised Employment Agreement of Chaslov Radovich.

10.9		Secured Promissory Note dated September 18, 2012, among Verdad Telecom, Inc. and Gold Hill Resources, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2012.

10.10	Security Agreement dated September 18, 2012, among Verdad Telecom, Inc. and Gold Hill Resources, Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2012.

21.1	Subsidiaries of the Registrant.

31.1	Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company's Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*Incorporated herein by reference to the Company’s Form 10 filed January 25, 2010

**Incorporated herein by reference to the Company’s Form 8-K filed February 1, 2011

***Incorporated herein by reference to the Company’s Form 8-K filed November 8, 2012

**** Incorporated herein by reference to the Company’s Form 8-K filed September 18, 2012

***** Incorporated herein by reference to the Company’s Form 8-K/A filed September 23, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gold Hill Resources, Inc.

Date: January 29, 2014	By:	/s/ WAYNE GOOD ----------------------------------------------------------- Name: Wayne Good Title: Chief Executive Officer

Date: January 29, 2014	By:	/s/ ERIC STOPPENHAGEN ----------------------------------------------------------- Name: Eric Stoppenhagen Title: Principal Accounting Officer

POWER OF ATTORNEY

The undersigned directors and officers of Gold Hill Resources, Inc. do hereby constitute and appoint Eric Stoppenhagen, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Wayne Good	Chief Executive Officer,	January 29, 2014
Wayne Good	(Principal Executive Officer)

/s/ Eric Stoppenhagen	Chief Financial Officer and Director	January 29, 2014
Eric Stoppenhagen	(Principal Financial and Accounting Officer)

/s/ Jason Lieber	President	January 29, 2014
Jason Lieber