Form 10-Q
period 2014-01-31
Gold Hill Resources, Inc.
filed 2014-03-21
CIK 1462013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended January 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-53627

Gold Hill Resources, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	88-0492010
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3751 Seneca Ave., Pahrump, NV 89048
(Address of principal executive offices - Zip Code)

(775)-751-6931
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,395,954 shares of common stock, par value $0.001, were outstanding on March 20, 2014.

GOLD HILL RESOURCES, INC.
FORM 10-Q

For the Quarterly Period January 31, 2014

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Gold Hill Resources, Inc. and Subsidiaries
Consolidated Balance Sheets

	January 31,	October 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$77,884	$86,728
Inventories, net (Note 2)	229,793	222,353
Total current assets	307,677	309,081

Equipment, net of accumulated depreciation (Note 3)	13,558	23,397
Total assets	$321,235	$332,478

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses (Note 4)	$123,134	$60,522
Accrued interest (Note 6)	8,659	7,393
Due to related parties (Note 5)	52,197	222,357
Notes payable (Note 6)	29,800	29,800
Convertible promissory notes, net of discount of $89,086 (Note 6)	16,414	-
Current portion of secured long-term debt (Note 6)	109,742	48,727
Total current liabilities	339,946	368,799

Secured long-term debt (Note 6)	173,560	187,560
Total liabilities	513,506	556,359

Stockholders' equity (Note 7)
Common stock, $ 0.001 par, 200,000,000 shares authorized; 18,395,954 and 31,705,954 shares issued and outstanding as of January 31, 2014 and October 31, 2013, respectively.	18,396	31,706
Additional paid-in capital	82,481	(46,758)
Retained deficit	(293,148)	(208,829)
Total stockholders' deficit	(192,271)	(223,881)
Total liabilities and stockholders' deficit	$321,235	$332,478

(The accompanying notes are an integral part of these consolidated financial statements)

Gold Hill Resources, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended January 31,
	2014	2013

Revenue	$475,512	$252,092
Cost of revenue	348,675	97,482
Gross profit	126,837	154,610

Operating expenses
Selling, general and administrative	243,700	151,319
Income (loss) from operations	(116,863)	3,291

Other income (expense)
Other income	54,031	-
Interest expense	(19,644)	(5,043)
Interest expense - accretion of debt discount	(1,843)	-
Total other income (expense)	32,544	(5,043)

Loss before provision for income taxes	(84,319)	(1,752)
Provision for income taxes	-	-
Net loss	$(84,319)	$(1,752)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	26,885,680	29,732,000

(The accompanying notes are an integral part of these consolidated financial statements)

Gold Hill Resources, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended January 31, 2014 and Year Ended October 31, 2013

	Common Stock		Additional Paid-in	Retained	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at October 31, 2012	29,732,000	$29,732	$(21,732)	$52,950	$60,950
Shares issued to acquire Gold Hill Resources	1,583,954	1,584	(219,636)	-	(218,052)
Shares sold for cash	390,000	390	194,610	-	195,000
Net loss	-	-	-	(261,779)	(261,779)
Balance at October 31, 2013	31,705,954	31,706	(46,758)	(208,829)	(223,881)
Shares sold for cash	160,000	160	24,840	-	25,000
Return of common stock	(13,470,000)	(13,470)	13,470	-	-
Debt discount related to the beneficial conversion feature of convertible notes	-	-	90,929	-	90,929
Net loss	-	-	-	(84,319)	(84,319)
Balance at January 31, 2014	18,395,954	$18,396	$82,481	$(293,148)	$(192,271)

(The accompanying notes are an integral part of these consolidated financial statements)

Gold Hill Resources, Inc. and Subsidiaries
Consolidates Statements of Cash Flows (Unaudited)

	Three Months Ended January 31,
	2014	2013
Operating activities
Net loss	$(84,319)	$(1,752)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	9,840	11,014
Accretion of debt discount	1,843	-
Changes in assets and liabilities:
Inventories	(7,440)	2,294
Accounts payable and accrued liabilities	(92,123)	10,202
Net cash flows from operating activities	(172,199)	21,758

Investing activity
Purchase of equipment	-	(350)
Net cash flows from investing activity	-	(350)

Financing activities
Proceeds from sale of common stock	25,000	-
Proceeds from convertible promissory notes	105,500	-
Proceeds from secured debt	61,001	-
Payment of secured debt	(13,986)	(11,709)
Due to related parties	(14,160)	-
Net cash flows from financing activities	163,355	(11,709)

Change in cash and cash equivalents	(8,844)	9,699

Cash and cash equivalents at beginning of period	86,728	129,240

Cash and cash equivalents at end of period	$77,884	$138,939

Supplemental disclosure of cash flow information:
Interest paid in cash	$12,778	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for beneficial conversion feature	$90,929	$-

(The accompanying notes are an integral part of these consolidated financial statements)

Gold Hill Resources, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - Organization, Basis of Presentation and Going Concern

Organization

Gold Hill Resources, Inc., a Nevada corporation, was incorporated on March 2, 2001. Prior to June 13, 2013, we were a public “shell” company.

On June 13, 2013, Gold Hill Resources, Inc. closed a share exchange transaction (the "Merger") pursuant to which it (i) became the 100% parent of Accurate Locators, Inc., an Oregon corporation, and Imaging Locators, Inc., a Nevada Corporation, and wholly owned subsidiary of Accurate Locators, Inc. (Gold Hill Resources, Inc., Accurate Locators, Inc. and Imaging Locators, Inc. collectively the "Company", "we", "us", "Our"); and (ii) assumed the operations of Accurate Locators and Imaging Locators. Gold Hill Resources, Inc. was deemed the legal acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations of Accurate Locators, Inc. prior to the Merger are reflected in the financial statements and have been recorded at the historical cost basis of Accurate Locators, Inc.

As a result of the Merger, we are solely engaged in Accurate Locators’ business. Accurate Locators has been a metal detector manufacturer and distributor since 1992 for dealers, treasure hunters, gold prospectors and utilities companies world-wide. The Company provides industry standard metal detectors for treasure hunting, gold prospecting and locating under-ground cable, pipe and utilities. The Company’s products are used by many sectors of the US Government and many mining type operations including the likes of Westinghouse, Bureau of Land Management, Bechtel, Graybar, US Army, Navy and Marines.

Since 2004, Imaging Locators, Inc. operates a metal detecting store with a wide variety of instruments. The Company specializes in underground Surveyor Apparatus units, Ground Penetrating Radar, Pulse Induction Metal Detectors and Tunnel Locators.

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

In addition our core business of development, manufacturing and distribution of metal detection products and systems, and utilizing our evolving technology in metal detection products, we plan to identify potential acquisition and partnership opportunities within the precious metals mining sector.

Basis of Presentation

The unaudited, consolidated financial statements of the Company as of January 31, 2014, and for the three months ended January 31, 2014 and 2013, include the accounts of Gold Hill Resources, Inc. from the date of Merger, Accurate Locators, Inc. and Imaging Locators, Inc. All transactions and accounts between and among Gold Hill Resources, Inc., Accurate Locators, Inc. and Imaging Locators, Inc. have been eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended October 31, 2013, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The Company did not record an income tax provision during the periods presented due to net taxable losses.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. In the course of funding development and sales and marketing activities, the Company has sustained operating losses and has an accumulated deficit of $293,148 and $208,829 at January 31, 2014 and October 31, 2013, respectively. In addition, the Company has negative working capital of $32,269 and $59,718 at January 31, 2014 and October 31, 2013, respectively. We have funded operations through accumulated earnings, borrowings from related parties, and proceeds from debt and equity.

 We are in need of generating significant cash resources to achieve our future strategic plan. We anticipate that our existing cash on hand will not be sufficient to fund our business needs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Note 2 - Inventories

Inventories include metal detectors for treasure hunting, gold and royal metal prospecting, forensic and military applications and also for locating under-ground utilities. Most inventory is finished goods. Inventories are valued at the lower of cost or market. Cost is determined using a weighted-average method. The reserves for obsolescence are maintained based on historical trends and specific identification, and therefore require management to make assumptions and to apply judgment about a number of factors, such as market conditions, the selling environment, historical results and current inventory trends. The reserve for obsolete inventory was $51,259 as of January 31, 2014 and October 31, 2013, respectively.

Note 3 - Property and Equipment

Property and Equipment consisted of the following:

	January 31,	October 31,
	2014	2013

Machinery	$49,788	$49,788
Vehicles	223,192	223,191
Office equipment	31,143	31,143
Leasehold improvements	4,247	4,247
Land	5,500	5,500
	313,870	313,869
Less accumulated depreciation	(300,312)	(290,472)
Total	$13,558	$23,397

For the three months ended January 31, 2014 and 2013, depreciation expense was $9,840 and $11,014, respectively.

Note 4 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	January 31, 2014	October 31, 2013

Accounts payable	$54,814	$5,340
Credit card balances payable	45,410	39,120
Other	22,911	16,062
Total	$123,134	$60,522

Note 5 - Related Parties

As of January 31, 2014, The Company owed Wayne Good, our CEO, $52,197 for advances made to the Company. As of October 31, 2013, the $222,357 balance included $66,357 due to Mr. Good and $156,000 due to Eric Stoppenhagen, our former Director and CFO. As a result of his resignation, Mr. Stoppenhagen balance's in the amount of $29,600 have been classified to accounts payable as of January 31, 2014. During the three months ended January 31, 2014, Mr. Stoppenhagen billed the Company $32,038 and was paid $158,438.

The Company leases its facilities from Mr. Good on a year to year basis for monthly rent of $1,800. The total rent expense for the three months ended January 31, 2014 and 2013 was $5,400 and $5,400, respectively.

Note 6 - Debt

The Company’s debt is summarized below:

	January 31, 2014	October 31, 2013

Notes payable	$29,800	$29,800
Convertible promissory notes	105,500	-
CPN discount	(89,086)	-
Secured debt	283,302	236,287
Accrued interest	8,659	7,393
Total debt	$338,175	$273,480

Notes Payable

Notes payable consists of $29,800 due to Mr. Stoppenhagen and represents a pre Merger debt of Gold Hill Resources, Inc. The note bears interest at 7% interest per annum and has an accrued interest balance of $7,918 and $7,393 as of January 31, 2014 and October 31, 2013, respectively. The Company recognized interest expense of $525 during the three months ended January 31, 2014.

Convertible Promissory Notes

On December 30, 2013 and January 28, 2014 the Company received proceeds of $63,000 and $42,500, respectively in connection with issuing two identical convertible promissory notes ("CPN") to Asher Enterprises, Inc., ("Holder") a private corporation. The CPN's accrue interest of eight percent per annum and mature nine months from the date of issuance. The Holder may convert the CPN's beginning one hundred eighty days following the date of the each CPN. The conversion price of the Note is 61% multiplied by the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest trading day prior to the conversion date. The total intrinsic value of the beneficial conversion feature amounted to $90,929. The Company recorded a discount to the face amount of the CPNs' which is being accreted over the ten month term of each CPN using the effective interest method.

During the three months ended January 31, 2014, the Company recognized $740 of interest expense related to the CPNs' and $1,843 of accretion related to the debt discount. The remaining debt discount of $89,086 will be amortized through October 31, 2014.

Secured Debt

Secured debt is summarized below:

	January 31, 2014	October 31, 2013

Secured
Fixed credit facility	$17,617	$21,729
Direct Capital Corporation	56,389	-
Term financings	118,029	119,749
Converted to fixed credit facility from revolving facility	91,267	94,809
Total Secured Debt	283,302	236,287
Less: current portion of long-term debt	(109,742)	(48,727)
Total debt, long-term portion	$173,560	$187,560

The fixed, Direct Capital Corporation and converted from revolving credit facilities were secured by inventory, accounts receivable and equipment as of January 31, 2014 and October 31, 2013. The term financings were secured by vehicles.

Our fixed credit facility has a maturity date due on November 1, 2014 with an annual interest rate of 7%.

Our Direct Capital financing was entered into on December 31, 2013. The face amount of the debt is $61,001. The Company received net proceeds of $50,001 and recorded $11,000 of interest expense during the three months ended January 31, 2014. The Loan is being repaid at the rate of approximately $5,400 per month.

Our term financings have maturity dates due from February 2014 to March 2028 with annual interest rates ranging from 5.9% to 6.25%.

Our revolving credit facility of $91,267 as of January 31, 2014 was converted to a fixed credit facility on November 7, 2012 with an extended maturity date due on November 1, 2017.

During the three months ended January 31, 2014, the Company incurred $18,379 of interest expense related to secured debt.

Note 7 - Stockholders' (Deficit)

During the three months ended January 31, 2014, the Company recognized the following equity related activity:

•
The Company received 13,470,000 shares of common stock from Mark Flanagan and Chas Radovich at no cost. The Company canceled the shares thereby reducing the total shares outstanding and recorded an decrease to common stock and increase to additional paid-in capital for the par value.

•
From June 13, 2013 to October 15, 2013, the Company completed a private placement offering to certain institutional and accredited investors pursuant to which the Company sold an aggregate of 390,000 shares of the Company’s common stock resulting in gross proceeds of $195,000 to the Company.

•
Pursuant a private placement offering to certain institutional and accredited investors, the Company issued 160,000 of shares of common stock for which $40,000 of funds were received prior to October 31, 2013 and $25,000 received during the quarter ended January 31, 2014.

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

As used herein, the term "the Company," “Gold Hill,” "we," "us," and "our" refer to Gold Hill Resources, Inc. and subsidiaries unless otherwise noted.

Overview

Gold Hill Resources, Inc. develops and markets proprietary mining and mineral detection technology via our wholly owned subsidiary Accurate Locators, Inc. Utilizing our technology in metal detection products, we plan to identify potential acquisition and partnership opportunities within the precious metals mining sector.

Accurate Locators is a leading all-purpose metal detector manufacturer and distributor which  has been in business since 1992 providing several industry benchmark metal detectors for treasure hunting, gold and royal metal prospecting, forensic and military applications and also for locating under-ground utilities. Our products have been used by mining operators, treasure hunters and various sectors of the US Government, including the military branches. Our client list includes Westinghouse, Bureau of Land Management, Bechtel, Graybar, General Services Administration and U.S. Army, Navy and Marines.

We are engaged in several research and development projects including current ground penetrating radar, induced polarization, pulse induction and other metal detection systems. We filed our first provisional patent on our blanket antenna technology on November 12, 2012. We also plan to file several additional patents in the next twelve months; which will further enhance and protect our intellectual property portfolio and greatly improve on our detection systems capabilities, thus positioning the Company to capture greater market share in the geophysics sector.

Our sales are generated in several different market segments including gold prospecting, treasure hunting and utility and archeological locating. Current gold “find” reports significantly impact demand for detection technologies in the gold prospecting and treasure hunting market.

International dealer sales have historically accounted for approximately 40% of total sales volume. However, over the most recent quarter, we have seen international sales spike to approximately 50% of total sales volume. We attribute this increase to an increase in small and medium mining concerns in Africa, and more accommodative conditions in certain regions in the middle east due to the Arab Spring.

We expect sales growth to continue as a result of high gold prices, which drive increased participation and demand in the prospecting markets. In addition, we believe that our ongoing research and development to improve existing technologies will drive sales growth, with existing customers seeking to upgrade and creating new ones.

The Merger was accounted for as a reverse merger (recapitalization) with Accurate Locators deemed to be the accounting acquirer, and our Company deemed to be the legal acquirer. Accordingly, the following discussing represents a discussion of the operations of our wholly-owned subsidiary, Accurate Locators, Inc. for the periods presented.

Results of Operations

For the Three Months Ended January 31, 2014 and 2013

Revenue

Our revenues increased $223,420 to $475,512 during the three months ended January 31, 2014 compared to $252,092 during the three months ended January 31, 2013. This increase over the first quarter of 2013 was due primarily to customer gold “finds”. A strong international mining and locating business continues to help us make strides in non-saturated markets. Additionally, after completing R&D, we are commercializing our dual detection system which we expect to increase revenues in 2014 compared to 2013.

Cost of Revenue and Gross Profits

Our gross profit decreased $27,773 to $126,837 during the three months ended January 31, 2014 compared to $154,610 during the three months ended January 31, 2013. The decrease in our gross profit margin was due to increased discounts due to competitive price pressure as well as increased dealer vs. retail sales.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses increased $92,381 to $243,700 during the three months ended January 31, 2014 compared to $151,319 during the three months ended January 31, 2013. The increase is primarily due to the inclusion of the parent company Gold Hill Resources, Inc. operating expenses in 2014 which costs were not included in 2013 prior to the Merger. The increase was primarily due to professional fees and personnel. Moving forward, the Company has implemented cost cutting measures and expects SG&A to materially decrease.

Other Income and (Expense)

The Company experienced a $37,587 increase of net income to income of $32,544 during the three months ended January 31, 2014 compared to net expense of $5,043 during the three months ended January 31, 2013. During the three months ended January 31, 2014, the Company received and recognized $54,031 from insurance proceeds related to product that was damaged in 2013 and previously written off as other expense. Additionally, the Company recognized interest expense of $19,644 in 2014 compared to $5,043 in 2013. The increase is primarily due to the recognition of $11,000 of interest expense related to a loan from Direct Capital Corporation.

Liquidity and Capital Resources

Net cash provided by (used in) operating activities was ($16,199) and $21,758 for the three months ended January 31, 2014 and 2013, respectively. The increase in the amount of cash used was largely due to the increase in net loss in 2014 offset by a smaller positive change in accounts payable and accrued expense.

Net cash provided by (used in) investing activities was $0 and $(350) for the three months ended January 31, 2014 and 2013, respectively.

Net cash provided by (used in) financing activities was $7,355 and ($11,709) for the three months ended January 31, 2014 and 2013, respectively. Cash provided by financing activities in 2014 was mainly from the sale of common stock and proceeds from secured debt and convertible promissory notes.

The total liabilities of the Company at January 31, 2014 were $513,506. To the extent our business erodes or we are unable to receive additional financing we would be unable to meet the terms of our debt and we would have difficulty continuing as a going concern. Certain debts are secured by inventory, accounts receivable, equipment and vehicles. As of January 31, 2014, we were in compliance in all material respects with our debt agreements. There are no financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios. Currently, we cannot borrow any more under our credit facilities. However, there are no covenants that restrict additional borrowing from other sources. There are no financial covenants under our promissory note agreements.

We have suffered recurring losses from operations during the three months ended January 31, 2014 and in the past two fiscal years. We have funded operations through operating cashflow, borrowings from related parties, and proceeds from debt. We are in need of generating significant cash resources to achieve our future strategic plan. On June 4, 2013, the Company completed a private placement offering to certain institutional and accredited investors pursuant to which the Company sold an aggregate of 950,200 shares of the Company’s common stock resulting in gross proceeds of $283,173 to the Company. From June 14 to October 15, 2013, the Company completed a private placement offering to certain institutional and accredited investors pursuant to which the Company sold an aggregate of 390,000 shares of the Company’s common stock resulting in gross proceeds of $195,000 to the Company. During the three months ended January 31, 2014, the Company received proceeds of $105,500 from CPNs', $50,001 from Direct Capital Corporation and $25,000 from the sale of common stock. The Company intends to use these proceeds for working capital and to develop its element detecting technologies. Even with the proceeds we raised, we anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs for more than three months and we are currently seeking additional financing. In the event we were unsuccessful in raising additional funding and our existing cash and cash equivalents were not sufficient to fund our business needs, we would scale back all new product development besides our Ground Penetrating Radar project. This would delay the release of our future products. Our officers have also indicated their willingness to defer amounts owed to them. This would allow us to maintain our existing operations.

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

Recently Issued Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2014, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 30, 2013 and January 28, 2014 the Company received proceeds of $63,000 and $42,500, respectively in connection with issuing two identical CPN's to Holder. The CPN's accrue interest of eight percent per annum and mature nine months from the date of issuance. The Holder may convert the CPN's beginning one hundred eighty days following the date of the each CPN. The conversion price of the Note is 61% multiplied by the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest trading day prior to the conversion date. The intrinsic value of the beneficial conversion feature contained in each CPN amounted to $90,929. The Company recorded a discount to the face amount of the CPNs' which is being accreted over the ten month term of each CPN using the effective interest method.

During the three months ended January 31, 2014, the Company issued 160,000 of shares for which funds were received prior to October 31, 2013 pursuant a private placement offering to certain institutional and accredited investors.

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

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
____________________
*Filed herewith

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Gold Hill Resources, Inc. (Registrant)

Date: March 21, 2014	By:	/s/ Wayne Good
Wayne Good
Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)