Form 10-Q
period 2014-04-30
Gold Hill Resources, Inc.
filed 2014-06-03
CIK 1462013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended April 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,415,954 shares of common stock, par value $0.001, were outstanding on May 29, 2014.

GOLD HILL RESOURCES, INC.

FORM 10-Q

For the Quarterly Period April 30, 2014

Table of Contents

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6. Exhibits	16
Signatures
Certifications

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Gold Hill Resources, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 30,	October 31,
	2014	2013
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$85,405	$86,728
Inventories, net	220,056	222,353
Total current assets	305,461	309,081

Property and equipment, net	9,169	23,397
Total assets	$314,630	$332,478

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$140,134	$60,522
Accrued interest	10,839	7,393
Due to related parties	60,036	222,357
Notes payable	29,800	29,800
Convertible promissory notes, net of discount of $81,917 and $0, respectively	23,583	-
Current portion of secured long-term debt	133,759	48,727
Total current liabilities	398,151	368,799

Secured long-term debt	201,000	187,560
Total liabilities	599,151	556,359

Stockholders' Deficit
Common stock, $0.001 par, 200,000,000 shares authorized; 18,415,954 and 31,705,954 shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	18,416	31,706
Additional paid-in capital	105,261	(46,758)
Retained deficit	(408,198)	(208,829)
Total stockholders' deficit	(284,521)	(223,881)
Total liabilities and stockholders' deficit	$314,630	$332,478

(The accompanying notes are an integral part of these consolidated financial statements)

Gold Hill Resources, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013

Revenue	$176,175	$177,725	$272,499	$429,816
Cost of revenue	74,673	59,206	44,161	156,688
Gross profit	101,502	118,519	228,338	273,128

Operating expenses
Selling, general and administrative	210,290	157,504	453,990	308,634
Loss from operations	(108,788)	(38,985)	(225,652)	(35,506)

Other income (expense)
Other income	-	794	54,031	-
Gain on the sale of equipment	12,469	-	12,469	605
Interest expense	(11,562)	(5,006)	(31,205)	(10,048)
Interest expense - accretion of debt discount	(7,169)	-	(9,012)	-
Total other income (expense)	(6,262)	(4,212)	26,283	(9,443)

Loss before provision for income taxes	(115,050)	(43,197)	(199,369)	(44,949)
Provision for income taxes	-	-	-	-
Net loss	$(115,050)	$(43,197)	$(199,369)	$(44,949)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	18,409,981	29,732,000	22,811,927	29,732,000

(The accompanying notes are an integral part of these consolidated financial statements)

Gold Hill Resources, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Six Months Ended April 30, 2014 (Unaudited) and Year Ended October 31, 2013

			Additional		Total Stockholders'
	Common Stock		Paid-in	Retained	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at October 31, 2012	29,732,000	$29,732	$(21,732)	$52,950	$60,950
Shares issued to acquire Gold Hill Resources	1,583,954	1,584	(219,636)	-	(218,052)
Shares sold for cash	390,000	390	194,610	-	195,000
Net loss	-	-	-	(261,779)	(261,779)
Balance at October 31, 2013	31,705,954	31,706	(46,758)	(208,829)	(223,881)
Shares sold for cash	160,000	160	24,840	-	25,000
Shares issued for services	20,000	20	22,780	-	22,800
Return of common stock	(13,470,000)	(13,470)	13,470	-	-
Debt discount related to the beneficial conversion feature of convertible notes	-	-	90,929	-	90,929
Net loss	-	-	-	(199,369)	(199,369)
Balance at April 30, 2014	18,415,954	$18,416	$105,261	$(408,198)	$(284,521)

(The accompanying notes are an integral part of these consolidated financial statements)

Gold Hill Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended April 30,
	2014	2013
Operating activities
Net loss	$(199,369)	$(44,949)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	13,497	11,014
Gain on the sale of equipment	(12,469)	-
Accretion of debt discount	9,012	-
Common stock issued in exchange for services	22,800	-
Changes in assets and liabilities:
Accounts receivable	-	170
Inventories	2,297	(6,954)
Accounts payable and accrued liabilities	(72,942)	19,998
Net cash flows from operating activities	(237,174)	(20,721)

Investing activities
Purchase of equipment	-	(350)
Proceeds from sale of equipment	13,200	-
Net cash flows from investing activities	13,200	(350)

Financing activities
Proceeds from sale of common stock	25,000	-
Proceeds from convertible promissory notes	105,500	-
Proceeds from secured debt	186,001	-
Payment of secured debt	(87,529)	(23,455)
Due to related parties	(6,321)	-
Net cash flows from financing activities	222,651	(23,455)

Change in cash and cash equivalents	(1,323)	(44,526)

Cash and cash equivalents at beginning of period	86,728	129,230

Cash and cash equivalents at end of period	$85,405	$84,704

Supplemental disclosure of cash flow information:
Interest paid in cash	$27,760	$-
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for beneficial conversion feature	$90,929	$-

(The accompanying notes are an integral part of these consolidated financial statements)

Gold Hill Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 - Organization, Basis of Presentation and Going Concern

Organization

Gold Hill Resources, Inc., (the "Company", "we", "us" and "Our") a Nevada corporation, was incorporated on March 2, 2001. Prior to June 13, 2013, we were a public “shell” company.

On June 13, 2013, Gold Hill Resources, Inc. closed a share exchange transaction pursuant to which it became the parent of Accurate Locators, Inc., an Oregon corporation, and Imaging Locators, Inc., a Nevada Corporation and assumed the operations of Accurate Locators and Imaging Locators. Gold Hill Resources, Inc. was deemed the legal acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations of Accurate Locators, Inc. and Imaging Locators, Inc. are reflected in the financial statements. As a result, we are solely engaged in Accurate Locators’ and Imaging Locators' business. Accurate Locators has been a metal detector manufacturer and distributor since 1992 for dealers, treasure hunters, gold prospectors and utility companies world-wide. The Company provides industry standard metal detectors for treasure hunting, gold prospecting and locating under-ground cable, pipe and utilities. The Company’s products are used by many sectors of the US Government and many mining type operations including the likes of Westinghouse, Bureau of Land Management, Bechtel, Graybar, US Army, Navy and Marines.

Imaging Locators, Inc. operates a metal detector store with a wide variety of instruments. The Company specializes in underground Surveyor Apparatus units, Ground Penetrating Radar, Pulse Induction Metal Detectors and Tunnel Locators.

We are engaged in several research and development projects; we are evolving our current ground penetrating radar, induced polarization, pulse induction and other metal detection systems. We filed our first provisional patent on our blanket antenna technology on November 12, 2012. We also plan to file several additional patents in the next twelve months; which will further enhance and protect our intellectual property portfolio and greatly improve on our detection systems capabilities, thus positioning the Company to capture greater market share in the geophysics sector. Research and development expenses were not material during the periods presented.

In addition our core business of development, manufacturing and distribution of metal detection products and systems, and utilizing our evolving technology in metal detection products, we plan to identify potential acquisition and partnership opportunities within the precious metals mining sector.

Basis of Presentation

All transactions and accounts between and among Gold Hill Resources, Inc., Accurate Locators, Inc. and Imaging Locators, Inc. have been eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended October 31, 2013, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The Company did not record an income tax provision during the periods presented due to net taxable losses.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. In the course of funding development and sales and marketing activities, the Company has sustained operating losses and has an accumulated deficit of $408,198 at April 30, 2014. In addition, the Company has negative working capital of $92,690 at April 30, 2014. We have funded operations through accumulated earnings, borrowings from related parties, and proceeds from debt and equity.

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

Reclassifications

A reclassification of commissions and discounts amounting to $379,187 has been made to the revenue and cost of revenue balances for the three months ended January 31, 2014 to conform with prior year presentation. As a result of the reclassification, the revenue balance for the six months ended April 30, 2014 is reported net of commissions and discounts.  The reclassification had no impact on gross profit, loss from operations, or net loss for the periods presented.

Note 2 - Inventories

Inventories include metal detectors for treasure hunting, gold and royal metal prospecting, forensic and military applications and also for locating under-ground utilities. Most inventory is finished goods. Inventories are valued at the lower of cost or market. Cost is determined using a weighted-average method. The reserves for obsolescence are maintained based on historical trends and specific identification, and therefore require management to make assumptions and to apply judgment about a number of factors, such as market conditions, the selling environment, historical results and current inventory trends. The reserve for obsolete inventory was $51,259 as of April 30, 2014 and October 31, 2013, respectively.

Note 3 - Property and Equipment

Property and equipment consisted of the following:

	April 30,	October 31,
	2014	2013

Machinery	$31,280	$49,788
Vehicles	223,191	223,191
Office equipment	31,143	31,143
Leasehold improvements	4,247	4,247
Land	5,500	5,500
	295,361	313,869
Less accumulated depreciation	(286,192)	(290,472)
Total	$9,169	$23,397

For the three months ended April 30, 2014 and 2013, the Company recognized $3,657 and $0, respectively of depreciation expense. For the six months ended April 30, 2014 and 2013, the Company recognized $13,497 and $11,014, respectively of depreciation expense.

During the three months ended April 30, 2014, the Company sold certain assets for $13,200 resulting in a gain of $12,469. The assets sold had a basis of $18,508 and accumulated depreciation of $17,777 as of the date of sale.

Note 4 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	April 30, 2014	October 31, 2013

Accounts payable	$79,653	$5,340
Credit card balances payable	56,450	39,120
Other	4,031	16,062
Total	$140,134	$60,522

Note 5 - Related Parties

As of April 30, 2014, The Company owed Wayne Good, our CEO, $60,036 for advances made to the Company. As of October 31, 2013, the $222,357 balance due to related parties included $66,357 due to Mr. Good and $156,000 due to Eric Stoppenhagen, our former Director and CFO. As a result of his resignation, Mr. Stoppenhagen's balance in the amount of $33,550 has been classified in accounts payable as of April 30, 2014. During the six months ended April 30, 2014, Mr. Stoppenhagen billed the Company $35,988 and was paid $158,438.

The Company leases its facilities from Mr. Good on a year to year basis for monthly rent of $1,800. Rent in the amount of $5,400 and $10,800 was paid to Mr. Good during the three and six months ended April 30, 2014, respectively. Rent in the amount of $5,400 and $10,800 was paid to Mr. Good during the three and six months ended April 30, 2013, respectively.

Note 6 - Debt

The Company’s debt is summarized below:

	April 30, 2014	October 31, 2013

Notes payable	$29,800	$29,800
Convertible promissory notes	105,500	-
Discount on convertible promissory notes	(81,917)	-
Secured debt	334,759	236,287
Accrued interest	10,839	7,393
Total debt	$398,981	$273,480

Notes Payable

Notes payable consists of $29,800 due to Mr. Stoppenhagen. The note bears interest at 7% and has an accrued interest balance of $8,428 and $7,393 as of April 30, 2014 and October 31, 2013, respectively. The Company recognized interest expense on the note of $509 and $1,034 during the three and six months ended April 30, 2014, respectively.

Convertible Promissory Notes

On December 30, 2013 and January 28, 2014 the Company received proceeds of $63,000 and $42,500, respectively, in connection with issuing two identical convertible promissory notes ("CPN") to Asher Enterprises, Inc., ("Holder") a private corporation. The CPN accrues interest at 8% and matures nine months from the date of issuance. The Holder may convert the CPN beginning one hundred eighty days following the date of the each CPN. The conversion price is 61% multiplied by the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest trading day prior to the conversion date. The total intrinsic value of the beneficial conversion feature amounted to $90,929. The Company recorded a discount to the face amount of the CPN which is being accreted over the term of each CPN using the effective interest method.

During the three and six months ended April 30, 2014, the Company recognized $2,058 and $2,798, respectively, of interest expense related to the CPNs. During the three and six months ended April 30, 2014, the Company recognized $7,169 and $9,012, respectively of accretion related to the debt discount. The remaining debt discount of $81,917 will be amortized through October 31, 2014.

Secured Debt

Secured debt is summarized below:	April 30, 2014	October 31, 2013

Secured
Fixed credit facility	$11,134	$21,729
On Deck Capital, Inc.	120,325	-
Term financing	117,341	119,749
Other Fixed Facility	85,959	94,809
Total Secured Debt	334,759	236,287
Less: current portion of long-term debt	(133,759)	(48,727)
Total debt, long-term portion	$201,000	$187,560

The fixed, On Deck Capital, Inc. and Other Fixed credit facilities were secured by inventory, accounts receivable and equipment as of April 30, 2014 and October 31, 2013. The term financings were secured by vehicles.

Our fixed credit facility has a maturity date of November 1, 2014 with interest at 7%.

On April 4, 2014, the Company entered into a financing agreement with On Deck Capital Inc. (the "On Deck Financing"). Under the terms of the On Deck Financing, the Company borrowed $125,000, received net proceeds of $121,875 after paying an Origination fee of $3,125, and will repay the On Deck Financing over 15 months by making 314 payments including interest of $559.52 on each business day during the term.

The Company entered into a financing agreement with Direct Capital on December 31, 2013. The face amount of the debt was $61,001. The Company received net proceeds of $50,001 and recorded $11,000 of interest expense during the six months ended April 30, 2014. The loan was being repaid at the rate of approximately $5,400 per month. On April 7, 2014, this loan was repaid in full from the proceeds of the On Deck Financing.

Our term financing has a maturity date in March 2028 with interest at 6.25%.

Our Other Fixed facility with a balance of $85,959 as of April 30, 2014 was converted to a fixed credit facility on November 7, 2012 with an extended maturity date due on November 1, 2017.

During the three months ended April 30, 2014 and 2013, the Company recognized $9,383 and $2,967, respectively, of interest expense related to secured debt. During the six months ended April 30, 2014 and 2013, the Company recognized $27,760 and $10,048, respectively, of interest expense related to secured debt.

Note 7 - Stockholders' (Deficit)

During the six months ended April 30, 2014, the Company recognized the following equity related activity:

  The Company received 13,470,000 shares of common stock from Mark Flanagan and Chas Radovich at no cost. The Company cancelled the shares thereby reducing the total shares outstanding and recorded an decrease to common stock and increase to additional paid-in capital for the par value.
  On February 25, 2014, the Company issued 20,000 shares of restricted common stock with a fair value of $22,800 in exchange for services. The fair value of the common stock was determined from the closing price on the date the shares were transferred.

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

During 2013, the Company completed a reverse merger whereby Accurate Locators, Inc. and Imaging Locators, Inc. became subsidiaries of Gold Hill Resources, Inc. Gold Hill Resources, Inc. is engaged in the mining and mineral detection technology via our wholly owned subsidiary Accurate Locators, Inc. Utilizing our evolving technology in metal detection products, we plan to identify potential acquisition and partnership opportunities within the precious metals mining sector.

Accurate Locators is a leading all-purpose metal detector manufacturer and distributor. Accurate Locators has been in business since 1992 providing several industry benchmark metal detectors for treasure hunting, gold and royal metal prospecting, forensic and military applications and also for locating under-ground utilities. The products have been used by mining operators, treasure hunters and various sectors of the US Government, including the military branches. Our client list includes the following: Westinghouse, Bureau of Land Management, Bechtel, Graybar, General Services Administration and U.S. Army, Navy and Marines. The Company also operates a metal detector store through its subsidiary, Imaging Locators, Inc.

We are engaged in several research and development projects; we are evolving our current ground penetrating radar, induced polarization, pulse induction and other metal detection systems. We filed our first provisional patent on our blanket antenna technology on November 12, 2012. As of the date of this report, we have filed for a total of seven U.S. patents and plan to file additional patents in the next twelve months; which will further enhance and protect our intellectual property portfolio and greatly improve on our detection systems capabilities, thus positioning the Company to capture greater market share in the geophysics sector.

Results of Operations

For the Three and Six Months Ended April 30, 2014 and 2013

Revenue

Our revenues decreased $1,550 to $176,175 during the three months ended April 30, 2014 compared to $177,725 during the three months ended April 30, 2013. Our revenues decreased $157,317 to $272,499 during the six months ended April 30, 2014 compared to $429,816 during the six months ended April 30, 2013. Our revenues decreased from 2013 due to competitive pricing pressure resulting in lower unit sales and increased discounting. The Company believes its products are superior to the foreign competitors who have caused the pricing declines. The Company is currently developing two new U.S. patent pending metal detectors which will be released in the current fiscal quarter. The Company has filed for two patents related to these products and expects sales to increase over the coming quarters upon their release.

Cost of Revenue and Gross Profit

Our gross profit decreased $17,017 to $101,502 during the three months ended April 30, 2014 compared to $118,519 during the three months ended April 30, 2013. Our gross profit decreased $44,790 to $228,338 during the six months ended April 30, 2014 compared to $273,128 during the six months ended April 30, 2013. The decrease in our gross profit margin during the three months ended April 30, 2014 was primarily due to lower gross sales and increased discounts due to competitive pricing pressure and increased dealer vs. retail sales. Gross margin as a percent of revenue is expected to fluctuate due to our short operating history and inconsistent sales patterns.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expense increased $52,786 to $210,290 during the three months ended April 30, 2014 compared to $157,504 during the three months ended April 30, 2013. SG&A expense increased $145,356 to $453,990 during the six months ended April 30, 2014 compared to $308,634 during the six months ended April 30, 2013. The three and six month year-over-year increase is primarily due to increased professional and administrative costs as a result of the 2013 Merger and resulting inclusion of the parent company Gold Hill Resources, Inc. operating expenses in 2014 which costs were not included in 2013 prior to the Merger. Moving forward, the Company has implemented cost cutting measures and expects SG&A to decrease.

Other Income and (Expense)

Other income and (expense) consists of transactions not directly related to revenue generating activities, gain on sales of assets, interest related to our outstanding notes and, accretion related to the debt discount of the Asher Enterprises Convertible Note. Other expense was $6,262 and $4,212 during the three months ended April 30, 2014 and 2013, respectively, compared to income of $26,283 and expense of $9,443 during the six months ended April 30, 2014 and 2013, respectively. During the six months ended April 30, 2014, the Company received $54,031 from insurance proceeds related to product that was damaged in 2013 and previously written off as other expense. Additionally, the Company recognized $12,469 of gain on the sale of assets and $31,205 of interest expense compared to $10,048 of interest expense during the six months ended April 30, 2013. The $21,157 increase in interest expense is due to the recognition of $11,000 of interest expense related to a loan from Direct Capital Corporation in addition to the Company maintaining higher debt balances at relatively higher interest rates.

Liquidity and Capital Resources

Net cash used in operating activities was $237,174 and $20,721 during the six months ended April 30, 2014 and 2013, respectively.

Net cash provided by (used in) investing activities was $13,200 and $(350) for the six months ended April 30, 2014 and 2013, respectively.

Net cash provided by (used in) financing activities was $222,651 and ($23,455) for the six months ended April 30, 2014 and 2013, respectively.

Current liabilities of the Company at April 30, 2014 were $398,151 compared to cash of $85,405. To the extent our business erodes or we are unable to receive additional financing we would be unable to meet the payment terms of our debt and we would have difficulty continuing as a going concern. Certain debts are secured by inventory, accounts receivable, equipment and vehicles. As of April 30, 2014, we were in compliance in all material respects with our debt agreements. There are no financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios. Currently, we cannot borrow any more under our credit facilities. However, there are no covenants that restrict additional borrowing from other sources. There are no financial covenants under our promissory note agreements.

We have suffered recurring losses from operations during the six months ended April 30, 2014 and in the past two fiscal years. We have funded operations through operating cash flow, borrowings from related parties, and proceeds from debt. We are in need of generating significant cash resources to achieve our future strategic plan.  On June 4, 2013, the Company completed a private placement offering to certain institutional and accredited investors pursuant to which the Company sold an aggregate of 950,200 shares of the Company’s common stock resulting in gross proceeds of $283,173 to the Company. From June 14 to October 15, 2013, the Company completed a private placement offering to certain institutional and accredited investors pursuant to which the Company sold an aggregate of 390,000 shares of the Company’s common stock resulting in gross proceeds of $195,000 to the Company. During the six months ended April 30, 2014, the Company received proceeds of $285,501 from issuing notes payable and $25,000 from the sale of common stock. The Company intends to use these proceeds for working capital and to develop its element detecting technologies. Even with the proceeds we raised, we anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs for more than three months and we are currently seeking additional financing. In the event we were unsuccessful in raising additional funding and our existing cash and cash equivalents were not sufficient to fund our business needs, we would scale back all new product development besides our Ground Penetrating Radar project. This would delay the release of our future products. Our officers have also indicated their willingness to defer amounts owed to them. This would allow us to maintain our existing operations.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2014, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 30, 2013 and January 28, 2014 the Company received proceeds of $63,000 and $42,500, respectively, in connection with issuing two identical Convertible Promissory Notes ("CPN") to Asher Enterprises, Inc. The CPN accrue interest at 8% and mature nine months from the date of issuance. The Holder may convert the CPN beginning one hundred eighty days following the date of the each CPN. The conversion price is 61% multiplied by the average of the lowest three trading prices for the common stock during the ten trading day period ending on the latest trading day prior to the conversion date. The intrinsic value of the beneficial conversion feature contained in each CPN amounted to $90,929. The Company recorded a discount to the face amount of the CPN which is being accreted over the term of each CPN using the effective interest method.

During the six months ended April 30, 2014, the Company issued 160,000 of shares pursuant a private placement offering to certain institutional and accredited investors. Additionally, the Company issued 20,000 shares of restricted common stock for services valued at $22,800.

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

Item 6. Exhibits

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

__________________

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

Gold Hill Resources, Inc.

(Registrant)

Date: June 2, 2014	By	/s/ Wayne Good
Wayne Good
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

