Form 10-Q
period 2014-07-31
Gold Hill Resources, Inc.
filed 2014-09-10
CIK 1462013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended July 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,607,193 shares of common stock, par value $0.001, were outstanding on September 8, 2014.

GOLD HILL RESOURCES, INC.

FORM 10-Q

For the Quarterly Period July 31, 2014

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Gold Hill Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 31,	October 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$12,293	$86,728
Inventories, net	198,685	222,353
Total current assets	210,978	309,081

Property and equipment, net	6,171	23,397
Total assets	$217,149	$332,478

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$149,551	$60,522
Accrued interest	4,873	7,393
Due to related parties	55,964	222,357
Notes payable	-	29,800
Convertible promissory notes, net of discount of $66,592 and $0, respectively	28,908	-
Current portion of secured long-term debt	128,379	48,727
Total current liabilities	367,675	368,799

Secured long-term debt	173,000	187,560
Total liabilities	540,675	556,359

Stockholders' Deficit
Common stock, $ 0.001 par, 200,000,000 shares authorized; 18,607,193 and 31,705,954 shares issued and outstanding at July 31, 2014 and October 31, 2013, respectively	18,607	31,706
Additional paid-in capital	115,070	(46,758)
Retained deficit	(457,203)	(208,829)
Total stockholders' deficit	(323,526)	(223,881)
Total liabilities and stockholders' deficit	$217,149	$332,478

(The accompanying notes are an integral part of these consolidated financial statements)

Gold Hill Resources, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013

Revenue	$142,819	$186,146	$415,318	$618,629
Cost of revenue	61,572	68,609	127,772	225,595
Gross profit	81,247	117,537	287,546	393,034

Operating expenses
Selling, general and administrative	168,467	218,887	600,418	525,393
Loss from operations	(87,220)	(101,350)	(312,872)	(132,359)

Other income (expense)
Other income	-	-	54,031	1,130
Liabilities written off	71,777	-	71,777	-
Gain on the sale of equipment	3,088	22,800	15,557	22,800
Interest expense	(21,325)	(10,434)	(52,530)	(20,482)
Interest expense - accretion of debt discount	(15,325)	-	(24,337)	-
Total other income (expense)	38,215	12,366	64,498	3,448

Loss before provision for income taxes	(49,005)	(88,984)	(248,374)	(128,911)
Provision for income taxes	-	-	-	-
Net loss	$(49,005)	$(88,984)	$(248,374)	$(128,911)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	18,445,869	31,429,079	21,320,163	30,030,388

(The accompanying notes are an integral part of these consolidated financial statements)

Gold Hill Resources, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

For the Nine Months Ended July 31, 2014 (Unaudited) and Year Ended October 31, 2013

	Common Stock		Additional Paid-in	Retained	Total Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at October 31, 2012	29,732,000	$29,732	$(21,732)	$52,950	$60,950
Shares issued to acquire Gold Hill Resources	1,583,954	1,584	(219,636)	-	(218,052)
Shares sold for cash	390,000	390	194,610	-	195,000
Net loss	-	-	-	(261,779)	(261,779)
Balance at October 31, 2013	31,705,954	31,706	(46,758)	(208,829)	(223,881)

Shares sold for cash	160,000	160	24,840	-	25,000
Shares issued for services	20,000	20	22,780	-	22,800
Shares issued upon conversion of debt	221,239	221	9,779	-	10,000
Return of common stock	(13,500,000)	(13,500)	13,500	-	-
Debt discount related to the beneficial conversion feature of convertible notes	-	-	90,929	-	90,929
Net loss	-	-	-	(248,374)	(248,374)
Balance at July 31, 2014	18,607,193	$18,607	$115,070	$(457,203)	$(323,526)

(The accompanying notes are an integral part of these consolidated financial statements)

Gold Hill Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended July 31,
	2014	2013
Operating activities
Net loss	$(248,374)	$(128,911)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	16,082	32,935
Gain on the sale of equipment	(15,557)	(22,800)
Liabilities written off - Accounts payable	(41,978)	-
Liabilities written off - note payable	(29,800)	-
Accretion of debt discount	24,337	-
Common stock issued in exchange for services	22,800	-
Changes in assets and liabilities:
Inventories	23,668	13,126
Accounts payable and accrued liabilities	(27,513)	(36,758)
Net cash flows from operating activities	(276,335)	(142,408)

Investing activities
Purchase of equipment	-	(550)
Proceeds from sale of equipment	16,700	22,800
Net cash flows from investing activities	16,700	22,250

Financing activities
Proceeds from sale of common stock	25,000	102,500
Proceeds from convertible promissory notes	105,500	-
Proceeds from secured debt	186,001	-
Payment of secured debt	(120,908)	(43,730)
Due to related parties	(10,393)	2,065
Cash received in recapitalization transaction	-	13,315
Net cash flows from financing activities	185,200	74,150

Change in cash and cash equivalents	(74,435)	(46,008)

Cash and cash equivalents at beginning of period	86,728	129,240

Cash and cash equivalents at end of period	$12,293	$83,232

Supplemental disclosure of cash flow information:
Interest paid in cash	$35,070	$16,632
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash transactions:
Debt discount recorded for beneficial conversion feature	$90,929	$-
Conversion of notes payable	$10,000	$-

(The accompanying notes are an integral part of these consolidated financial statements)

Gold Hill Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 - Organization, Basis of Presentation, New Accounting Guidance and Going Concern

Organization

Gold Hill Resources, Inc., (the "Company", "we", "us" and "our") a Nevada corporation, was incorporated on March 2, 2001. Prior to June 13, 2013, we were a public “shell” company.

On June 13, 2013, Gold Hill Resources, Inc. closed a share exchange transaction pursuant to which it became the parent of Accurate Locators, Inc., an Oregon corporation, and Imaging Locators, Inc., a Nevada Corporation and assumed the operations of Accurate Locators and Imaging Locators. Gold Hill Resources, Inc. was deemed the legal acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations of Accurate Locators, Inc. and Imaging Locators, Inc. are reflected in the financial statements  . As a result, we are solely engaged in Accurate Locators’ and Imaging Locators' business. Accurate Locators has been a metal detector manufacturer and distributor since 1992 for dealers, treasure hunters, gold prospectors and utility companies world-wide. The Company provides industry standard metal detectors for treasure hunting, gold prospecting and locating under-ground cable, pipe and utilities. The Company’s products are used by many sectors of the US Government and many mining type operations including the likes of Westinghouse, Bureau of Land Management, Bechtel, Graybar, US Army, Navy and Marines.

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

Basis of Presentation

All transactions and accounts between and among Gold Hill Resources, Inc., Accurate Locators, Inc. and Imaging Locators, Inc. have been eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting, accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended October 31, 2013, as filed with the Securities and Exchange Commission as part of the Company's Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year. The Company did not record an income tax provision during the periods presented due to net taxable losses and fully reserved deferred tax assets.

New Accounting Guidance

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. The Company is in the process of evaluating the effect that ASU 2014-09 will have on its results of operations and financial position.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. In the course of funding development and sales and marketing activities, the Company has sustained operating losses and has an accumulated deficit of $457,203 at July 31, 2014. In addition, the Company has negative working capital of $156,697 at July 31, 2014. We have funded operations through accumulated earnings, borrowings from related parties, and proceeds from debt and equity.

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

Note 2 - Inventories

Inventories include metal detectors for treasure hunting, gold and royal metal prospecting, forensic and military applications and also for locating under-ground utilities. Most inventory is finished goods. Inventories are valued at the lower of cost or market. Cost is determined using a weighted-average method. The reserves for obsolescence are maintained based on historical trends and specific identification, and therefore require management to make assumptions and to apply judgment about a number of factors, such as market conditions, the selling environment, historical results and current inventory trends. The reserve for obsolete inventory was $51,259 as of July 31, 2014 and October 31, 2013, respectively.

Note 3 - Property and Equipment

Property and equipment consisted of the following:

	July 31,	October 31,
	2014	2013

Machinery	$31,280	$49,788
Vehicles	205,550	223,191
Office equipment	31,143	31,143
Leasehold improvements	4,247	4,247
Land	5,500	5,500
	277,720	313,869
Less accumulated depreciation	(271,549)	(290,472)
Total	$6,171	$23,397

For the three months ended July 31, 2014 and 2013, the Company recognized $2,586 and $3,451, respectively of depreciation expense. For the nine months ended July 31, 2014 and 2013, the Company recognized $16,082 and $32,935, respectively of depreciation expense.

During the three months ended July 31, 2014, the Company sold certain assets for $3,500 resulting in a gain of $3,088. The assets sold had a basis of $17,641 and accumulated depreciation of $17,229 as of the date of sale. The gain on sales of equipment for the three months ended July 31, 2013 was $22,800.

During the nine months ended July 31, 2014, the Company sold certain assets for $16,700 resulting in a gain of $15,557. The assets sold had a basis of $36,149 and accumulated depreciation of $35,006 as of the date of sale. The gain on sales of equipment for the nine months ended July 31, 2013 was $22,800.

Note 4 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	July 31, 2014	October 31, 2013

Accounts payable	$73,093	$5,340
Credit card balances payable	75,413	39,120
Other	1,045	16,062
Total	$149,551	$60,522

Note 5 - Related Parties

As of July 31, 2014, The Company owed Wayne Good, our CEO, $55,964 for advances made to the Company. As of October 31, 2013, the $222,357 balance due to related parties included $66,357 due to Mr. Good and $156,000 due to Eric Stoppenhagen, our former Director and CFO. As a result of his resignation, balances owing to Mr. Stoppenhagen were reclassified to accounts payable. During the three months ended July 31, 2014, the Company wrote off all amounts due to Mr. Stoppenhagen, including $33,550 of accounts payable, $29,800 note payable and $8,427 of accrued interest when management determined that such amounts were no longer owed.

The Company leases its facilities from Mr. Good on a year to year basis for monthly rent of $1,800. Rent in the amount of $5,400 and $16,200 was paid to Mr. Good during the three and nine months ended July 31, 2014, respectively. Rent in the amount of $5,400 and $16,200 was paid or accrued to Mr. Good during the three and nine months ended July 31, 2013, respectively.

Note 6 - Debt

The Company’s debt is summarized below:

	July 31, 2014	October 31, 2013

Notes payable	$-	$29,800
Convertible promissory notes	95,500	-
Discount on convertible promissory notes	(66,592)	-
Secured debt	301,379	236,287
Accrued interest	4,873	7,393
Total debt	$335,160	$273,480

Notes Payable

Notes payable consisted of $29,800 due to Mr. Stoppenhagen. The note had an accrued interest balance of $8,427 and $7,393 as of April 30, 2014 and October 31, 2013, respectively. The Company recognized interest expense on the note of $1,034 during the nine months ended July 31, 2014. This note and accrued interest were written off to other income during the three months ended July 31, 2014, See "Note 5 - Related Parties" above.

Convertible Promissory Notes

On December 30, 2013 and January 28, 2014 the Company received proceeds of $63,000 and $42,500, respectively, in connection with issuing two identical convertible promissory notes ("CPN") to Asher Enterprises, Inc., ("Holder") a private corporation. The CPNs accrue interest at 8% and mature nine months from the date of issuance. The Holder may convert the principal and unpaid interest into shares of common stock beginning one hundred eighty days following the date of each CPN. The conversion price is 61% multiplied by the average of the lowest three Trading Prices for the common stock during the ten trading day period ending on the latest trading day prior to the conversion date. “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Markets or applicable trading market as reported by a reliable reporting service designated by the Holder (i.e. Bloomberg). The total intrinsic value of the beneficial conversion feature amounted to $90,929. The Company recorded a discount to the face amount of the CPN which is being accreted over the term of each CPN using the effective interest method.

During the three months ended July 31, 2014, the Holder converted $10,000 of principal into 221,239 shares of common stock.

During the three and nine months ended July 31, 2014, the Company recognized $2,075 and $4,873, respectively, of interest expense related to the CPNs. During the three and nine months ended July 31, 2014, the Company recognized $15,325 and $24,337, respectively of accretion related to the debt discount. The remaining debt discount of $66,592 will be amortized through October 31, 2014.

Secured Debt

Secured debt is summarized below:

	July 31, 2014	October 31, 2013
Secured
Fixed credit facility	$4,602	$21,729
On Deck Capital, Inc.	100,947	-
Term financing	115,285	119,749
Other Fixed Facility	80,545	94,809
Total Secured Debt	301,379	236,287
Less: current portion of long-term debt	(128,379)	(48,727)
Total debt, long-term portion	$173,000	$187,560

The fixed, On Deck Capital, Inc. and Other Fixed credit facilities were secured by inventory, accounts receivable and equipment as of July 31, 2014 and October 31, 2013. The term financings were secured by vehicles.

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

The Company entered into a financing agreement with Direct Capital on December 31, 2013. The face amount of the debt was $61,001. The Company received net proceeds of $50,001 and recorded $11,000 of interest expense during the nine months ended July 31, 2014. The loan was being repaid at the rate of approximately $5,400 per month. On April 7, 2014, this loan was repaid in full from the proceeds of the On Deck Financing.

Our term financing has a maturity date in March 2028 with interest at 6.25%.

Our Other Fixed facility with a balance of $80,545 as of July 31, 2014 was converted to a fixed credit facility on November 7, 2012 with an extended maturity date due on November 1, 2017.

During the three months ended July 31, 2014 and 2013, the Company recognized $18,863 and $5,184, respectively, of interest expense related to secured debt. During the nine months ended July 31, 2014 and 2013, the Company recognized $46,623 and $15,233, respectively, of interest expense related to secured debt.

Note 7 - Stockholders' (Deficit)

During the nine months ended July 31, 2014, the Company recognized the following equity related activity:

•

The Company received 13,500,000 shares of common stock from Mark Flanagan and Chas Radovich at no cost. The Company cancelled the shares thereby reducing the total shares outstanding and recorded an decrease to common stock and increase to additional paid-in capital for the par value.

•

On February 25, 2014, the Company issued 20,000 shares of restricted common stock with a fair value of $22,800 in exchange for services. The fair value of the common stock was determined from the closing price on the date the shares were transferred.

•	On July 7, 2014, the Holder of our convertible promissory notes converted $10,000 of principal into 221,239 shares of common stock.

Note 8 - Subsequent Events

Subsequent to July 31, 2014, the Company received 3,300,000 shares from certain shareholders and intends to cancel said shares.

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

Results of Operations

For the Three and Nine Months Ended July 31, 2014 and 2013

Revenue

Our revenues decreased $43,327 to $142,819 during the three months ended July 31, 2014 compared to $186,146 during the three months ended July 31, 2013. Our revenues decreased $203,311 to $415,318 during the nine months ended July 31, 2014 compared to $618,629 during the nine months ended July 31, 2013. Our revenues decreased from 2013 due to competitive pricing pressure resulting in lower unit sales and increased discounting. The Company believes its products are superior to the foreign competitors who have caused the pricing declines. The Company is currently developing two new U.S. patent pending metal detectors which will be released in the current fiscal quarter. The Company has filed for two patents related to these products and expects sales to increase over the coming quarters upon their release.

Cost of Revenue and Gross Profit

Our gross profit decreased $36,290 to $81,247 during the three months ended July 31, 2014 compared to $117,537 during the three months ended July 31, 2013. Our gross profit decreased $105,488 to $287,546 during the nine months ended July 31, 2014 compared to $393,034 during the nine months ended July 31, 2013. The decrease in our gross profit during is primarily due to lower gross sales and increased discounts due to competitive pricing pressure and increased dealer vs. retail sales. Gross margin as a percent of revenue is expected to fluctuate due to our short operating history and inconsistent sales patterns.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expense decreased $50,420 to $168,467 during the three months ended July 31, 2014 compared to $218,887 during the three months ended July 31, 2013. SG&A expense increased $75,025 to $600,418 during the nine months ended July 31, 2014 compared to $525,393 during the nine months ended July 31, 2013. The three month year-over-year decrease is primarily due to a decrease in professional and administrative costs that were included in 2013 related to the 2013 Merger. The nine month year-over-year increase is primarily due to the inclusion of Gold Hill Resources, Inc. operating expenses in 2014 which costs were not included in 2013 prior to the Merger. The Company has implemented cost cutting measures and expects SG&A to decrease.

Other Income and (Expense)

Other income and (expense) consists of transactions not directly related to revenue generating activities, gain on sales of assets, interest related to our outstanding notes and accretion related to the debt discount of the Asher Enterprises Convertible Notes. During the three months ended July 31, 2014, total other income was $38,215 compared to other income of $12,366 during the three months ended July 31, 2013. The increase in other income is primarily due to the write off of liabilities related to Eric Stoppenhagen, our former Director and CFO totaling $71,777 offset by an increase in interest expense as a result of the amortization of the debt discount related to the beneficial conversion feature of the Asher Convertible Notes totaling $15,325 and higher interest expense as a result of the Company maintaining higher debt balances at higher interest rates compared to the prior year.

During the nine months ended July 31, 2014, total other income was $64,498 compared to $3,448 during the nine months ended July 31, 2013. The Company recognized other income during the nine months ended July 31, 2014 totaling $141,365, including $54,031 received from insurance proceeds related to product that was damaged in 2013 and previously written off as other expense, $71,777 gain from the write off liabilities related to Eric Stoppenhagen, and $15,557 of gain on the sale of assets offset by $76,867 of interest expense. Interest expense increased $56,385 from $20,482 during the nine months ended July 31, 2013 due to the amortization of the debt discount related to the Asher Convertible Notes and the Company maintaining higher debt balances at higher interest rates.

Liquidity and Capital Resources

Net cash used in operating activities was $276,335 and $142,408 during the nine months ended July 31, 2014 and 2013, respectively.

Net cash provided by investing activities was $16,700 and $22,250 for the nine months ended July 31, 2014 and 2013, respectively.

Net cash provided by financing activities was $185,200 and $74,150 for the nine months ended July 31, 2014 and 2013, respectively.

Current liabilities of the Company at July 31, 2014 were $367,675 compared to cash of $12,293. To the extent our business erodes or we are unable to receive additional financing we would be unable to meet the payment terms of our debt and we would have difficulty continuing as a going concern. Certain debts are secured by inventory, accounts receivable, equipment and vehicles. As of July 31, 2014, we were in compliance in all material respects with our debt agreements. There are no financial covenants concerning debt-to-equity, tangible net equity and interest coverage ratios. Currently, we cannot borrow any more under our credit facilities. However, there are no covenants that restrict additional borrowing from other sources. There are no financial covenants under our promissory note agreements.

We have suffered recurring losses from operations during the nine months ended July 31, 2014 and in the past two fiscal years. We have funded operations through operating cash flow, borrowings from related parties, and proceeds from debt. We are in need of generating significant cash resources to achieve our future strategic plan. On June 4, 2013, the Company completed a private placement offering to certain institutional and accredited investors pursuant to which the Company sold an aggregate of 950,200 shares of the Company’s common stock resulting in gross proceeds of $283,173 to the Company. From June 14 to October 15, 2013, the Company completed a private placement offering to certain institutional and accredited investors pursuant to which the Company sold an aggregate of 390,000 shares of the Company’s common stock resulting in gross proceeds of $195,000 to the Company. During the nine months ended July 31, 2014, the Company received proceeds of $291,501 from issuing notes payable and $25,000 from the sale of common stock. The Company uses these proceeds for working capital and to develop its element detecting technologies. Even with the proceeds we raised, we anticipate that our existing cash and cash equivalents will not be sufficient to fund our business needs for more than three months and we are currently seeking additional financing. In the event we were unsuccessful in raising additional funding and our existing cash and cash equivalents were not sufficient to fund our business needs, we would scale back all new product development besides our Ground Penetrating Radar project. This would delay the release of our future products. Our officers have also indicated their willingness to defer amounts owed to them. This would allow us to maintain our existing operations.

These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" modification as part of their opinion in the Audit Report for the year ended October 31, 2013.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2014, that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 7, 2014, Asher Enterprises, Inc., the Holder of our convertible promissory notes converted $10,000 of principal into 221,239 shares of common stock.

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

___________

* Filed herewith

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

Gold Hill Resources, Inc. (Registrant)

Date: September 10, 2014	By:	/s/ Wayne Good
Wayne Good
Chief Executive Officer Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

